Form 10-Q
period 2020-07-31
World Scan Project, Inc.
filed 2020-09-21
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-239119

World Scan Project, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2677532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda Shinjuku-Ku, Tokyo, Japan	162-0051
(Address of Principal Executive Offices)	(Zip Code)

  Issuer's telephone number: +81-3-6670-1692

Email: contact@world-scan-project.com

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 21, 2020, there were 10,000,000 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2020	October 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$314,763	$-
Advance payments and other receivables	931,695	-
Inventories	258,033	-
TOTAL CURRENT ASSETS	1,504,491	-

Non-current assets
Intangible assets, net	$6,201	$-
TOTAL NON-CURRENT ASSETS	6,201	-

TOTAL ASSETS	$1,510,692	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued expenses and other payables	$103,877	$-
Income tax payables	194,754	-
Deferred revenues	927,229	-
Due to related party	383	189
Other current liabilities	7,672	-
TOTAL CURRENT LIABILITIES	1,233,915	189

TOTAL LIABILITIES	$1,233,915	$189

Shareholders' Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized;
10,000,000 shares issued and outstanding as of July 31, 2020 and October 31, 2019)	$1,000	$1,000
Common stock ($.0001 par value, 200,000,000 shares authorized,
10,000,000 shares issued and outstanding as of July 31, 2020 and October 31, 2019)	1,000	1,000
Additional paid-in capital	362	(2,000)
Accumulated earnings (deficit)	240,664	(189)
Accumulated other comprehensive income (loss)	33,751	-

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	$276,777	$(189)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,510,692	$-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended	Nine Months Ended
	July 31, 2020	July 31, 2020
	(unaudited)	(unaudited)

Revenues	$1,848,894	$1,874,200
Cost of revenues	510,145	533,074
Gross profit	1,338,749	1,341,126

OPERATING EXPENSE
General and administrative expenses	593,064	963,910
Total operating Expenses	593,064	963,910

Income from operations	745,685	377,216

Other income (expense)
Interest expenses	(122)	(2,362)
Other income	10	13
Total other expenses	(112)	(2,349)

Net income before tax	745,573	374,867
Income tax expense	134,014	134,014
NET INCOME	$611,559	$240,853

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$11,301	$33,751

TOTAL COMPREHENSIVE INCOME	$622,860	$274,604

Income per common share
Basic	$0.06	$0.02
Diluted	$0.03	$0.01

Weighted average common shares outstanding
Basic	10,000,000	10,000,000
Diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
From the Inception to October 31, 2019 and Nine Months Ended July 31, 2020

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance – October 25, 2019	-	$-	-	$-	$-	$-	$-	$-
Founder’s preferred shares	10,000,000	1,000	-	-	(1,000)	-	-	-
Founder’s common shares	-	-	10,000,000	1,000	(1,000)	-	-	-
Net loss	-	-	-	-	-	-	(189)	(189)

Balance – October 31, 2019	10,000,000	$1,000	10,000,000	$1,000	$(2,000)	$-	$(189)	$(189)
Net loss	-	-	-	-	-	-	(87,806)	(87,806)
Imputed Interests	-	-	-	-	713	-	-	713
Foreign currency translation	-	-	-	-	-	(580)	-	(580)

Balance – January 31, 2020
(unaudited)	10,000,000	$1,000	10,000,000	$1,000	$(1,287)	$(580)	$(87,995)	$(87,862)
Net loss	-	-	-	-	-	-	(282,900)	(282,900)
Imputed interests	-	-	-	-	1,527	-	-	1,527
Foreign currency translation	-	-	-	-	-	23,030	-	23,030

Balance – April 30, 2020
(unaudited)	10,000,000	$1,000	10,000,000	$1,000	$240	$22,450	$(370,895)	$(346,205)
Net income	-	-	-	-	-	-	611,559	611,559
Imputed interests	-	-	-	-	122	-	-	122
Foreign currency translation	-	-	-	-	-	11,301	-	11,301

Balance – July 31, 2020
(unaudited)	10,000,000	$1,000	10,000,000	$1,000	$362	$33,751	$240,664	$276,777

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended
July 31, 2020
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$240,853
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33
Imputed interest	2,362
Changes in operating assets and liabilities:
Advance payments and other receivables	(931,695)
Inventories	(258,033)
Purchase of intangible assets	(6,234)
Accrued expenses and other payables	103,877
Income tax payables	194,754
Deferred revenues	927,229
Other current liabilities	7,672
Net cash provided by operating activities	$280,818

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	143,621
Repayment of due to related party	(143,427)
Net cash provided by financing activities	$194

Net effect of exchange rate changes on cash	$33,751

Net Change in Cash and Cash Equivalents	$314,763
Cash and cash equivalents - beginning of period	-
Cash and cash equivalents - end of period	$314,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JULY 31, 2020

 (unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

World Scan Project, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on October 25, 2019.

On October 25, 2019, Ryohei Uetaki, our officer and director, paid for expenses involved with the incorporation of the Company with personal funds on behalf of the Company, in exchange for 10,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of Series A Preferred stock, par value $0.0001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act. The value of the stock provided to Mr. Uetaki, based on the par value of $.0001 per share of common stock and Series A Preferred Stock, is valued at $2,000.

On October 25, 2019, Ryohei Uetaki was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On November 18, 2019, Yasumasa Ichikawa was appointed as Chief Technology Officer.

On January 25, 2020, the Company entered into and consummated a Share Contribution Agreement with Ryohei Uetaki. Pursuant to this agreement Mr. Uetaki gifted to the Company, at no cost, 300 shares of common stock of World Scan Project Corporation, a Japan corporation (“WSP Japan”), which represented all of its issued and outstanding shares. The Company has since gained a 100% interest in the issued and outstanding shares of WSP Japan’s common stock and WSP Japan is now a wholly owned subsidiary of the Company. The Company and WSP Japan were under common control at the time of the acquisition.

WSP Japan was incorporated under the laws of Japan on January 22, 2020. Currently, WSP Japan is headquartered in Tokyo, Japan. The Company’s primary business is focused on developing and manufacturing of autonomous aerial vehicles including drones.

On February 19, 2020, Ryohei Uetaki gifted 7,000,000 shares of our Common Stock and 10,000,000 shares of our Series A Preferred Stock, which represented all of our issued and outstanding shares of Preferred Stock at the time, to SKYPR LLC, a Delaware Limited Liability Company (referred to herein as “SKYPR LLC”). Our CEO Ryohei Uetaki owns and controls 100% of the membership interests in SKYPR LLC.

On March 1, 2020, the Company entered into a Products Sales Agreement with Drone Net Co., Ltd. Pursuant to this agreement the Company promised to deliver ten thousand (10,000) small sized drones named “SkyFight-X” in consideration of JPY158,000,000 (approximately $1,440,000). As denoted below this promise was fulfilled and executed on May 16, 2020.

On May 16, 2020, the 10,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY158,000,000 (approximately $1,440,000). As of May 16, 2020, the Company had collected the full amount of $1,440,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On July 20, 2020, the Company entered into two Products Sales Agreements with Drone Net Co., Ltd. Pursuant to these agreements the Company promised to deliver 35,000 small sized drones named “SkyFight-X” in consideration of JPY367,500,000 (approximately $3,350,000).

On July 30, 2020, 4,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of JPY42,000,000 (approximately $382,000). As of July 22, 2020, the Company had collected the full amount of JPY42,000,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On August 4, 2020, additional 6,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of JPY63,000,000 (approximately $573,000). As of August 5, 2020, the Company had collected the full amount of $63,000,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

Our principal executive offices are located at 2-18-21-2F, Nishiwaseda, Shinjuku-ku, Tokyo, 169-0051, Japan.

The Company has elected October 31th as its year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Related party transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Credit Policies

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. If there is a claim for a defect of product after within four days after arrival of goods, the Company shall accept a goods return.

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Foreign currency translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

July 31, 2020
Current JPY: US$1 exchange rate	105.88
Average JPY: US$1 exchange rate	108.24

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

Revenue recognition

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the product are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of July 31, 2020, the Company had deferred revenues of $927,229.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2020.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

As of July 31, 2020, 10,000,000 shares of Series A Preferred Stock were issued and outstanding.

(a) Each share of Series A Preferred Stock shall have no voting right;

(b) Each shareholder of Series A Preferred Stock may convert their shares at the option of the holder thereof into an equal amount of shares of any other class or series of the Company’s stock on a one to one basis.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of July 31, 2020 and October 31, 2019, the Company had no financial instruments.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”). Under ASC 842, lessees will be required to recognize all leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The standard was effective for the Company beginning November 1, 2019, with early adoption permitted. The Company adopted the standard on November 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company anticipates this standard will have no material impact on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has established a source of revenue to cover its operating costs but has depended on one customer and one product. If the relationship with current customer is terminated, we will struggle to continue with our current business plan. In that case, we may be forced to alter, cease, or suspend our business operations entirely in a worst case scenario.

Currently, the Company is developing new products and these will be sold to new customers other than the current one.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 – ADVANCE PAYMENTS

Advance payments are comprised of the payments for the undelivered products. As of July 31, 2020 and October 31, 2019, the Company had the advance payments of $931,695 and $0. Details of the advance payments as of July 31, 2020 and October 31, 2019 are as follows:

	July 31, 2020	October 31, 2019
Purchase of products from G-Force Inc.	$883,075	$-
Purchase of parts from Jumper Technology	48,129	-
Other	491	-
Totals	$931,695	$-

NOTE 5 – DEFERRED REVENUES

Deferred revenues are comprised of the collection for the undelivered products. As of July 31, 2020 and October 31, 2019, the Company had the deferred revenues of $927,229 and $0. Details of the deferred revenues as of July 31, 2020 and October 31, 2019 are as follows:

	July 31, 2020	October 31, 2019
Collection for products from Done Net Co., Ltd.	$927,229	$-

NOTE 6 - INCOME TAXES

For the nine months ended July 31, 2020, the Company had income tax expense in the amount of $134,014. Effective tax rate was 35.75% for the nine months ended July 31, 2020.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 8 million	Over JPY 8 million
2020	15.0%	23.2%

NOTE 7  - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2020.

The rights, preferences, privileges, restrictions and other matters relating to the Series A Preferred Stock are as follows:

(a) Each share of Series A Preferred Stock shall have no voting rights;

(b) Each shareholder of Series A Preferred Stock may convert their shares at the option of the holder thereof into an equal amount of shares of any other class or series of the Company’s stock on a one to one basis.

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,000,000 shares of common stock issued and outstanding as of July 31, 2020.

On October 25, 2019, 10,000,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock were issued to Ryohei Uetaki.

Additional paid-in capital

During the Nine Months ended July 31, 2020, the Company had imputed interest of $2,362.

NOTE 8  - RELATED-PARTY TRANSACTIONS

Equity

On October 25, 2019, 10,000,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock were issued to Ryohei Uetaki. These shares are considered to be founder shares and were issued for services rendered to the Company. Ryohei Uetaki is our CEO and director.

Additional paid-in capital

During the Nine Months ended July 31, 2020, the Company had imputed interest of $2,362.

Due to related party

For the nine months ended July 31, 2020, the Company borrowed $143,621 from Ryohei Uetaki, our CEO. For the Nine Months ended July 31, 2020, the Company repaid $143,427 to Ryohei Uetaki, our CEO. The total due as of July 31, 2020 and October 31, 2019 were $383 and $189, and were unsecured, due on demand and non-interest bearing.

NOTE 9 - CONCENTRATIONS

Concentration of Cash

As of July 31, 2020, the Company deposited in one bank account which accounts for 96.8% of its total cash.

Concentration of Revenues

For the nine months ended July 31, 2020, the Company sold products to one customer which accounts for 100% of its total revenue.

Concentration of Products

For the nine months ended July 31, 2020, the Company sold one product which accounts for 98.6% of the Company’s total revenue.

Concentration of Purchase

For the nine months ended July 31, 2020, the Company purchased products from two major customers, each accounts for 84.1% and 15.9% of its total purchase, respectively.

NOTE 10 - SUBSEQUENT EVENTS

From August 1, 2020 through September 21, 2020, the Company delivered six thousand (6,000) small sized drones named “SkyFight-X” in consideration of JPY63,000,000 (approximately $573,000).

The Company has evaluated subsequent events through September 21, 2020, the date on which the consolidated financial statements were available to be issued.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Corporate History

The Company was incorporated under the laws of the State of Delaware on October 25, 2019.

On October 25, 2019, Ryohei Uetaki was appointed Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer of the Company.

On October 25, 2019 the Company issued 10,000,000 shares of restricted Common Stock to Ryohei Uetaki for services rendered to the Company. Additionally, on the same day, it issued 10,000,000 shares of its restricted Series A Preferred Stock to Ryohei Uetaki, also for services rendered. The aforementioned shares of common and preferred stock were all issued at par value, $0.0001, having a total value of $2,000. No monies were exchanged per the issuances and the shares were all exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On November 18, 2019, Yasumasa Ichikawa was appointed Chief Technology Officer.

On January 25, 2020, the Company entered into and consummated a Share Contribution Agreement with Ryohei Uetaki. Pursuant to this agreement Mr. Uetaki gifted to the Company, at no cost, 300 shares of common stock of World Scan Project Corporation, a Japan corporation (“WSP Japan”), which represented all of its issued and outstanding shares. The Company has since gained a 100% interest in the issued and outstanding shares of WSP Japan’s common stock and WSP Japan is now a wholly owned subsidiary of the Company. The Company and WSP Japan were under common control at the time of the acquisition. WSP Japan was incorporated under the laws of Japan on January 22, 2020. Currently, WSP Japan is headquartered in Tokyo, Japan. The Company’s primary business focus is developing and manufacturing autonomous aerial vehicles such as, but not limited to, drones.

On February 19, 2020, Ryohei Uetaki gifted 7,000,000 shares of our Common Stock and 10,000,000 shares of our Series A Preferred Stock, which represented all of our issued and outstanding shares of Preferred Stock at the time, to SKYPR LLC, a Delaware Limited Liability Company (referred to herein as “SKYPR LLC”). Our CEO Ryohei Uetaki owns and controls 100% of the membership interests in SKYPR LLC.

On March 1, 2020, the Company entered into a Products Sales Agreement with Drone Net Co., Ltd. Pursuant to this agreement the Company promised to deliver ten thousand (10,000) small sized drones named “SkyFight-X” in consideration of JPY158,000,000 (approximately $1,440,000). As denoted later on below this promise was fulfilled and executed on May 16, 2020.

On March 4, 2020, the Company entered into an “OEM Agreement” with G-Force, Inc., a Japanese Company. Pursuant to this agreement G-Force, Inc. promised to manufacture and deliver ten thousand (10,000) small sized drones in the total amount of JPY43,175,000 (approximately $392,500).

On May 16, 2020, the 10,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY158,000,000 (approximately $1,440,000). As of May 16, 2020 the Company had collected the full amount of JPY1,440,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On July 20, 2020, the Company entered into two Products Sales Agreements with Drone Net Co., Ltd. Pursuant to these agreements the Company promised to deliver 35,000 small sized drones named “SkyFight-X” in consideration of JPY367,500,000 (approximately $3,350,000).

On July 30, 2020, 4,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY42,000,000 (approximately $382,000). As of July 22, 2020, the Company had collected the full amount of $42,000,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On August 4, 2020, additional 6,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY63,000,000 (approximately $573,000). As of August 5, 2020, the Company had collected the full amount of $63,000,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

Liquidity and Capital Resources

Our cash balance is $314,763 as of July 31, 2020. Our cash balance is not sufficient to fund our operations and our revenues cannot cover our costs and expenses for any substantive period of time. We have been utilizing and may utilize funds from Ryohei Uetaki, our Chief Executive Officer, and SKYPR LLC, which is owned and controlled entirely by Ryohei Uetaki.

Ryohei Uetaki and SKYPR LLC have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the nine months ended July 31, 2020, the Company borrowed $143,621 from Ryohei Uetaki, our CEO. For the Nine Months ended July 31, 2020, the Company repaid $143,427 to Ryohei Uetaki, our CEO. The total due as of July 31, 2020 and October 31, 2019 were $383 and $189, and were unsecured, due on demand and non-interest bearing.

Revenues

We recorded product revenues of $1,848,894 for the three months ended July 31, 2020. We recorded product revenues of $1,874,200 for the nine months ended July 31, 2020.

On May 16, 2020, the 10,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY158,000,000 (approximately $1,440,000). As of May 16, 2020 the Company had collected the full amount of $1,440,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On July 20, 2020, the Company entered into two Products Sales Agreements with Drone Net Co., Ltd. Pursuant to these agreements the Company promised to deliver 35,000 small sized drones named “SkyFight-X” in consideration of JPY367,500,000 (approximately $3,350,000).

On July 30, 2020, 4,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY42,000,000 (approximately $382,000). As of July 22, 2020, the Company had collected the full amount of $42,000,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On August 4, 2020, additional 6,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY63,000,000 (approximately $573,000). As of August 5, 2020, the Company had collected the full amount of $63,000,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

Pursuant to the two Products Sales Agreements with Drone Net Co., Ltd., the Company is responsible to deliver an additional 10,000 SkyFight-X drones of JPY105,000,000 (approximately $955,000) by September 30, 2020 and 15,000 SkyFight-X drones of JPY157,500,000 (approximately $1,412,000) by October 31, 2020

Net Income

We recorded a net income of $611,559 for the three months ended July 31, 2020. We recorded a net income of $240,853 for the nine months ended July 31, 2020.

Cash flow

For the nine months ended July 31, 2020, we had cash flows from operations in the amount of $280,818.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has established a source of revenue to cover its operating costs but has depended on one customer and one product. If the relationship with current customer is terminated, we will struggle to continue with our current business plan. In that case, we may be forced to alter, cease, or suspend our business operations entirely in a worst case scenario.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2020, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended July 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2019 the Company issued 10,000,000 shares of restricted Common Stock to Ryohei Uetaki for services rendered to the Company. Additionally, on the same day, it issued 10,000,000 shares of its restricted Series A Preferred Stock to Ryohei Uetaki, also for services rendered. The aforementioned shares of common and preferred stock were all issued at par value, $0.0001, having a total value of $2,000. No monies were exchanged per the issuances and the shares were all exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On February 19, 2020, Ryohei Uetaki gifted 7,000,000 shares of our Common Stock and 10,000,000 shares of our Series A Preferred Stock, which represented all of our issued and outstanding shares of Preferred Stock at the time, to SKYPR LLC, a Delaware Limited Liability Company (referred to herein as “SKYPR LLC”). Our CEO Ryohei Uetaki owns and controls 100% of the membership interests in SKYPR LLC.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended July 31, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: September 21, 2020