Form 10-K
period 2020-10-31
World Scan Project, Inc.
filed 2021-02-10
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED October 31, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56208

World Scan Project, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2677532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, Japan	162-0051
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our share are traded
Common Stock, $0.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

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

[  ] Yes [X] No

As of April 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of February 10,  2021, there were 10,647,350 shares of the Registrant’s common stock, par value $0.0001 per share, and 10,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, issued and outstanding.

World Scan Project, Inc.

FORWARD LOOKING STATEMENTS

This prospectus contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the “Risk Factors” section and elsewhere in this prospectus.

PART I

Item 1. Business.

Corporate History

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

In September, 2020, the Company entered into subscription agreements with 41 shareholders. Pursuant to these agreements, the Company issued 647,350 shares of common stock in total to these shareholders and received $323,675 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was the equivalent to about 0.50 USD.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

From November 1, 2020 through the current date, the Company sold ten thousand (10,000) small sized drones named “SkyFight-X” in total amount of JPY105,000,000 (approximately $1,000,000) to Drone Net Co., Ltd.

From November 1, 2020 through February 10, 2021 , the Company delivered twenty thousand (20,000) small sized drones named “SkyFight-X” in consideration of JPY210,000,000 (approximately $2,000,000).

Overview

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. We are a start-up stage company currently focused on developing, designing and selling small sized drones which may be used for a variety of purposes.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

The Company’s website is https://www.world-scan-project.com/.

The Company has elected October 31th as its year end.

Sales results

The Company’s sales results are as follows:

Product/Service Description	From November 1, 2019		From November 1, 2020		Total
	through October 31, 2020		through January 31, 2021
	Number	Amount	Number	Amount	Number	Amount
SkyFight-X
Small sized drone	45,000	$4,884,513	20,000	$2,000,000	65,000	$6,884,513
SKY SELFEE
Small sized drone with HD camera	-	-	350	39,600	350	39,600
Drone parts
	-	64,311	-	-	-	64,311
Content
	-	3,718	-	-	-	3,718
Total
		$4,952,542		$2,039,600		$6,992,142

SkyFight-X

SkyFight-X, which was originally developed and designed by our Chief Executive Officer, specifically for the hobbyist drone race known as “SKY FIGHT”, which is organized by Drone Net Co., Ltd., a Japanese Company. Drone Net began running a drone school in 2017, and a drone race in 2019. Our CEO, Ryohei Uetaki, was in the planning stages of a new small sized drone product, and believed that his products would have higher performance capabilities than the drones at the time used by Drone Net, which prompted him to propose collaboration between the Company and Drone Net. Currently, Drone Net administrates 16 racetracks in Japan, specifically designed for drone use.

Although SkyFight-X was designed for Sky Fight, the drones can also be used outside the facilities designed exclusively for drone racing, and they can be used for recreational and miscellaneous purposes.

The following includes details regarding the SkyFight-X which we currently offer for sale. As mentioned later on, we have plans to expand our reach to more customers, but at this time it should be noted our only customer is Drone Net Co., Ltd.

Schematics of SKYFight-X

- The weight of SKYFight-X is approximately 40 grams.

IMAGE OMITTED	IMAGE OMITTED

Product packaging

- One Main body of machine

- One Transmitter (2.4 GHz)

- One Battery

- Four Spare propellers

- One USB charging cable

- One user manual

Current Operations

For the year ended October 31, 2020, the Company sold fifty-five thousand (55,000) small sized drones named “SkyFight-X” in the total amount of $4,884,513 to Drone Net Co., Ltd.

From November 1, 2020 through the current date, the Company sold ten thousand (10,000) small sized drones named “SkyFight-X” in the total amount of JPY105,000,000 (approximately $1,000,000) to Drone Net Co., Ltd.

From November 1, 2020 through the current date, the Company purchased inventory in the amount of one thousand (1,000) small sized drones with HD cameras named “SKY SELFEE” in the total amount of JPY4,280,000 (approximately $40,760) from G-Force, Inc.

Structure of Operations of SkyFight-X

 IMAGE OMITTED

At present, the Company’s operations are carried out in the following manner (in order):

(1) The Company receives an order for the Company’s products from Drone Net Co., Ltd. (“Drone Net”).

In accordance with the Memorandum of Understanding, entered into on March 1, 2020, Drone Net shall not develop, manufacture, purchase or sell similar products to SkyFight-X without the Company’s consent through February 28, 2023.

(2) The Company places orders to G-Force, Inc., a Japan corporation (“G-Force”) to manufacture the Products, in accordance with the terms outlined in the agreement entered into on March 4, 2020.

(3) G-Force purchases lap measuring sensors (the “Sensors”) from Jumper Technology Limited, a Chinese corporation (“Jumper Technology”). The sensors are later installed in the SkyFight-X Drones.

(4) The Sensors are installed into the drones manufactured by G-Force on behalf of the Company.

(5) G-Force manufactures the Products and installs the Sensors. G-Force is a non-exclusive OEM supplier of the Company. After completion of the production process, the Company conducts a final product inspection of the goods produced. During the inspection, on average, the Company physically inspects between five to ten percent of the products for quality control.

(6) Following inspection and acceptance of the products, the Company directs G-Force to deliver the products to a location designated by Drone Net, currently the warehouse of Drone Net in Toyko, Japan, and G-Force delivers the Products directly.

(7) The Company relies on the marketing and sales of Drone Net, in part for its own success. If Drone Net realizes increased demand for the products, then in turn our own operations will increase. It should be noted that, at present, Drone Net is our primary customer.

Marketing

Our marketing plan, at present, is not yet complete and is still being researched and developed. SkyFight-X, our current primary product, is being marketed solely by our primary customer, Drone Net. We believe that Drone Net’s sales of our products will result in increased demand, from Drone Net, for future products, but this is not directly related to any marketing activities conducted by the Company itself. We do not currently engage in any marketing efforts, with the exception of the company’s website located at: https://www.world-scan-project.com/

In the future, as our operations progress, we may begin to evaluate the possibility of marketing our products through various methods, but no such plans have been developed with any level of specificity at this point in time.

SKY SELFEE: Small sized drone with HD camera

SKY SELFEE is a very small sized drone used primarily for aerial photography. Users can view a landscape, take a picture, and record a video by using a cell phone.

Current Operations

From November 1, 2020 through the current date, the Company purchased one thousand (1,000) small sized drone with HD cameras named “SKY SELFEE” in the total amount of JPY4,280,000 (approximately $40,760) from G-Force, Inc.

Schematics of SKY SELFEE

- The weight of SKY SELFEE is approximately 34 grams.

IMAGE OMITTED

Product packaging

- One Main body of machine

- One Transmitter (2.4 GHz)

- Two Battery

- Four Spare propellers

- One USB battery charger

- Two USB cable

- One user manual

Future plans

The Company plans to expand its business in the future in the following ways:

(1) To expand the revenues from Drone Net

Drone Net has plans to increase its instructional programs, shops and race tracks. The Company expects to increase revenue according to the business expansion of Drone Net. At present, the exact amount that Drone Net will increase its orders in the future is speculative, and we will need to evaluate in greater detail as the scope of Drone Net’s operations increases.

(2) To begin direct sales to consumers in Japan

The Company has tentative plans to evaluate the possibility of directly selling its products via web-based direct sales in Japan. It is possible that we may evaluate, and even begin, to do so in 2021, but we do not currently have any concrete plans to do so at this point in time.

(3) To start selling products overseas, mainly in the USA

The Company has intentions to begin developing sales agencies, and at such time to begin to sell the Products through such agencies, overseas beginning, potentially, in 2022. These plans remain speculative in nature, however, in order to begin to progress these efforts, the Company entered into a consulting agreement with Pine Hill Productions, Inc., a New York corporation (Pine Hill”) on March 3, 2020. Pine Hill shall support the Company to expand its business operations into the USA. The consulting fee due to Pine Hill is $3,000 per month.

(4) To develop new products

SUNVA: Solar panel cleaning robot

The Company has developed a solar panel cleaning robot named “SUNVA” and plans to commence marketing and sales efforts beginning tentatively in 2021. As of the filing date, the Company has finished the development of SUNVA and the aggregate development cost was approximately $261,000.

Prototype of solar panel cleaning robot:

IMAGE OMITTED

3D DIVER

The 3D Diver is a virtual reality tour of World Heritage Sites that may be viewed on virtual reality headsets, which we seek to provide. The images/videos of the heritage sites are recorded through drones, and at present there are fifty available ‘tours’, with more content planned for currently unspecified future development. In the future we intend to package the virtual reality tours along with a small drone, the Micron Doron (a simple virtual reality goggle), and the virtual reality content comprising historical structures and famous landscapes named “3D DIVER”. At present, all such plans relating to the 3D Diver are under development, (including manufacturing, marketing and packaging) and at present we only have prototypes which may undergo further development.

We also have tentative plans, which have not progressed beyond intentions at this point, to evaluate the possibility of working on a underwater drone and a hover bike. We are exploring the feasibility of these endeavors, however, there is no guarantee that such plans will come to fruition.

Government Regulations in Japan

Currently, given that the entirety of our operations are conducted within Japan, and our customers reside in Japan, only the rules and regulations pertaining to drones within Japan are presently applicable to the Company’s operations.

The Aviation Act prohibits flying drones over residential areas or areas surrounding an airport without permission from the Minister of Land, Infrastructure and Transportation. Flying drones during night time and during an event is also prohibited. In addition, drones no lighter than 200 grams in unrestricted areas across the country are required to stay below 150 meters (492 feet), and also be kept at least 30 meters (98 feet) from people, buildings, and vehicles.

Given that SkyFight-X is lighter than 200 grams, flying SkyFight-X’s for the purposes of drone racing or participating in drone flying schools is not prohibited by any pertinent regulations in Japan. We are not subject to specific regulations pertaining to the manufacturing and design of the SkyFight-X at this time.

PATENTS AND TRADEMARKS

The following table includes our pending trademark applications.

Patent or Trademark	Application Number	Name	Applicant	Application date	Country
Trademark	2020-027977	SKY PLATINUM	World Scan Project Corporation	March 13, 2020	Japan
	T-5259		World Scan Project, Inc.	April 23, 2020	USA
Trademark	2020-026589	DRONE FITNESS	World Scan Project Corporation	March 11, 2020	Japan
Trademark	2020-026590	DRONE RACE CAFÉ	World Scan Project Corporation	March 11, 2020	Japan
Trademark	2020-007786	SOLAR SUNVA	World Scan Project Corporation	January 23, 2020	Japan
Trademark	2020-045941	SMART CITY SPRAY	World Scan Project Corporation	April 24, 2020	Japan
Trademark	2020-045942	SMART CITY MASK	World Scan Project Corporation	April 24, 2020	Japan
Trademark	2020-061544	SMART CITY FROZEN	World Scan Project Corporation	April 24, 2020	Japan
Trademark	2020-061552	TIME WARP DELI	World Scan Project Corporation	April 24, 2020	Japan
Trademark	2020-064420	DRONESOLOGY	World Scan Project Corporation	April 24, 2020	Japan
Trademark	2020-069802	DOKODEMO DOUJOKIN	World Scan Project Corporation	June 5, 2020	Japan
Trademark	2020-099990	SDGs DRONR	World Scan Project Corporation	August 12, 2020	Japan
Trademark	2020-122283	Droneglish	World Scan Project Corporation	October 2, 2020	Japan
Trademark	2020-131464	Dorograming	World Scan Project Corporation	October 23, 2020	Japan
Trademark	2020-132407	SKESELFEE	World Scan Project Corporation	October 26, 2020	Japan
Trademark	2020-134225	LSEEON CLOUD	World Scan Project Corporation	October 29, 2020	Japan
Trademark	2020-140874	MURAKUMO	World Scan Project Corporation	November 13, 2020	Japan
Trademark	2020-145756	3D DIVER	World Scan Project Corporation	November 26, 2020	Japan
Trademark	2020-149888	WSP / WORLD SCAN PROJECT	World Scan Project Corporation	December 4, 2020	Japan

Employees

As of the date of this Registration Statement, the Company, and its subsidiary, collectively have a total of 17 full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

The following table details the terms of the lease agreements for the various properties leased by the Company.

Work space	Address	Lessee	Lessor	Monthly Rent	Date of Agreement	Term (Expiration of Lease)
Tokyo Office	2-18-23-2F, Nishiwaseda, Shinjuku-ku, Tokyo, 1690051, Japan	World Scan Project Corporation	Make V Holdings Co., Ltd,	JPY 520,000	December 1, 2020	December 31, 2021
$4,950

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

ADMISSION TO QUOTATION ON THE OTC MARKETPLACE

We intend to have our common stock be quoted on the OTC MarketPlace. If our securities are not quoted on the OTC MarketPlace, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC MarketPlace differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC MarketPlace, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC MarketPlace our securities will trade on the OTC MarketPlace until a future time, if at all. We may not now and it may never qualify for quotation on the OTC MarketPlace.

Holders

As of the date of this report, and as of our fiscal year end, there are approximately 43 shareholders of record of our common stock and 10,647,350 shares of common stock deemed issued and outstanding. As of the date of this report, and as of our fiscal year end, there is one shareholder of record of our Series A preferred stock and 10,000,000 shares of common stock deemed issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

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

Uses of Proceeds from Registered Securities

In September, 2020, the Company entered into subscription agreements with 41 shareholders. Pursuant to these agreements, the Company issued 647,350 shares of common stock in total to these shareholders and received $323,675 as aggregate consideration. At the time of purchase, the price paid per share by each shareholder was the equivalent of about 0.50 USD.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

Item 6. Selected Financial Data.

No applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of October 31, 2020 and 2019, we had cash and cash equivalents in the amount of $974,606 and $0, respectively. The increase in cash is attributed to increase of revenues. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $4,952,542 for the year ended October 31, 2020 as opposed to $0 for the period from October 25, 2019 (inception) to October 31, 2019.

From November 1, 2020 through February 10, 2021 , the Company delivered twenty thousand (20,000) small sized drones named “SkyFight-X” in consideration of JPY210,000,000 (approximately $2,000,000).

Net Income

We recorded net income of $1,314,098 for the year ended October 31, 2020 and net loss in the amount of $189 for the period from October 25, 2019 (inception) to October 31, 2019. The increase in net income is attributed to an increase in revenue from 2019 to 2020.

Cash flow

For the year ended October 31, 2020, we had cash flows from operations in the amount of $568,826. For the period from October 25, 2019 (inception) to October 31, 2019, we had negative cash flows from operations in the amount of $189. The increase in operating cash flow, in our opinion, is attributed to increase in net income.

For the year ended October 31, 2020, we had cash flows from financing activities in the amount of $323,486. For the period from October 25, 2019 (inception) to October 31, 2019, we had positive cash flows from financing activities in the amount of $189. The increase in financing cash flow, in our opinion, is attributed to the sale of common stock.

Working Capital

As of October 31, 2020 and 2019, we had working capital of $1,716,466 and a working deficit of $189, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

World Scan Project, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Shareholders' Equity (Deficit)	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F10

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

February 10, 2021

To the Audit Committee or Equivalent
World Scan Project, Inc.

In connection with our audit of the financial statements of World Scan Project, Inc. for the year ended October 31, 2020, we will issue our report thereon dated February 10, 2021. Professional standards require that we provide you with the following information related to our audit.

Significant and Critical Accounting Policies and Practices

Management is responsible for the selection and use of appropriate accounting policies. In accordance with the terms of our engagement letter, we will advise management about the appropriateness of accounting policies and their application. The Company’s significant accounting policies are disclosed in the notes to the financial statements as required by generally accepted accounting principles. No new accounting policies were adopted and the application of existing accounting policies was not changed during 2020. We noted no transactions entered into by the Company during the year for which accounting policies are controversial or for which there is a lack of authoritative guidance or consensus or diversity in practice.

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies used by World Scan Project, Inc. in its 2020 financial statements are described in Note 2 to the financial statements and relate to the policies the Company uses to account for principle of consolidations, basis of presentation, use of estimates, related party transactions, cash and cash equivalents, accounts receivable and credit policies, advance payments and prepaid expenses, inventory, security deposits, foreign currency translation, comprehensive income or loss, revenue recognition, income taxes, basic earnings (loss) per share, fair value of financial instruments, and recently issued accounting pronouncements.

Critical Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) affecting the financial statements was:

Management’s estimate(s) of the national and local income taxes due are based on Japanese tax rates. We evaluated the key factors and assumptions used to develop the National and local income taxes in determining that it is reasonable in relation to the financial statements taken as a whole.

Significant Unusual Transactions

For purposes of this letter, professional standards define significant unusual transactions as transactions that are outside the normal course of business for the Company or that otherwise appear to be unusual due to their timing, size or nature. We noted no significant unusual transactions during our audit.

Related Party Relationships and Transactions

As part of our audit, we evaluated the Company’s identification of, accounting for, and disclosure of the Company’s relationships and transactions with related parties as required by professional standards. We noted no related parties or related party relationships or transactions that were previously undisclosed to us; significant related-party transactions that have not been approved in accordance with the Company’s policies or procedures or for which exceptions to the Company’s policies or procedures were granted; or significant related party transactions that appeared to lack a business purpose.

Quality of the Company’s Financial Reporting

Management is responsible not only for the appropriateness of the accounting policies and practices, but also for the quality of such policies and practices. Our responsibility under professional standards is to evaluate the qualitative aspects of the company’s accounting practices, including potential bias in management’s judgments about the amounts and disclosures in the financial statements, and to communicate the results of our evaluation and our conclusions to you.

Quality of the Company’s accounting principles and financial reporting was evaluated during our audit and we noted no issues with missing or insufficient accounting policies or practices from the 10K.

Management’s Judgments and Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected.

Management’s judgments and accounting estimates that were considered to be significant during the course of our audit include: national and local income taxes.

Consultations with Other Independent Accountants

In some cases, management may decide to consult with other accountants about auditing and accounting matters, similar to obtaining a “second opinion” on certain situations. If a consultation involves application of an accounting principle to the Company’s financial statements or a determination of the type of auditor’s opinion that may be expressed on those statements, our professional standards require the consulting accountant to check with us to determine that the consultant has all the relevant facts. To our knowledge, there were no such consultations with other accountants.

Issues Discussed Prior to Retention of Independent Auditors

We generally discuss a variety of matters, including the application of accounting principles and auditing standards, with management each year prior to retention as the Company’s auditors. However, these discussions occurred in the normal course of our professional relationship and our responses were not a condition to our retention.

Uncorrected and Corrected Misstatements

Professional standards require us to accumulate misstatements identified during the audit, other than those that are clearly trivial, and to communicate accumulated misstatements to management. The attached schedule summarizes the corrected misstatements, other than those that are clearly trivial, that, in our judgment, may not have been detected except through our auditing procedures. In our judgment, none of the misstatements that management has corrected, either individually or in the aggregate, indicate matters that could have a significant effect on the Company’s financial reporting process.

Management has determined that the effects of the uncorrected misstatements are immaterial, both individually and in the aggregate, to the financial statements as a whole. The uncorrected misstatements or the matters underlying them could potentially cause future period financial statements to be materially misstated, even though, in our judgment, such uncorrected misstatements are immaterial to the financial statements under audit.

For purposes of this letter, professional standards define an audit adjustment as a proposed correction of the financial statements that, in our judgment, may not have been detected except through our auditing procedures. An audit adjustment may or may not indicate matters that could have a significant effect on the Company’s financial reporting process (that is, cause future financial statements to be materially misstated). In our judgment, the adjustments we proposed indicate matters that could have a significant effect on the Company’s financial reporting process.

The attached schedule (Exhibit 1) summarizes corrected misstatements of the financial statements.

Auditor’s Report

In connection with the audit of the financial statements, we have provided you a draft of our auditor’s report, and we have discussed the going concern and unqualified opinion with you.

Disagreements with Management

For purposes of this letter, professional standards define a disagreement with management as a matter, whether or not resolved to our satisfaction, concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor’s report. We are pleased to report that no disagreements with management arose during the course of our audit.

Difficulties Encountered in Performing the Audit

We encountered no significant difficulties in dealing with management in performing and completing our audit.

Other Information in Documents Containing Audited Financial Statements

The Company’s audited financial statements are included in its annual report. Our responsibility for the other information contained in the annual report does not extend beyond the financial information identified in our audit report. We do not have an obligation to perform any procedures to corroborate the other information contained in the annual report. However, we read the other information and considered whether such information (including the manner of its presentation) contained a material misstatement of fact or was materially inconsistent with information appearing in the financial statements. Nothing came to our attention that caused us to believe that such information (including the manner of its presentation) contained a material misstatement of fact or was materially inconsistent with the information appearing in the financial statements.

Material Weaknesses

In planning and performing our audit of the financial statements of World Scan Project, Inc. as of October 31, 2020, we considered the company’s internal control in order to determine our auditing procedures for the purpose of expressing an opinion on the financial statements and not to provide assurance on internal control. However, we noted certain matters involving internal control and its operation that we consider to be significant deficiencies or material weaknesses under standards of the Public Company Accounting Oversight Board (PCAOB). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

We noted the following deficiencies that we believe to be material weaknesses.

(i)	Domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee.

Going Concern

Note 3 to the financial statements discloses all of the matters of which we are aware that are relevant to the Company’s ability to continue as a going concern, including significant conditions and events, and management plans. We have reviewed Note 3 as well as our auditor’s consideration of our ability to continue as a going concern.

This has been and will continue to be discussed with the audit committee and those charged with governance.

This information is intended solely for the use of the Audit Committee, Board of Directors, and management of World Scan Project, Inc. and is not intended to be, and should not be, used by anyone other than these specified parties.

Very truly yours,

/s/M&K CPAS, PLLC

-F2-

WORLD SCAN PROJECT, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2020	October 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$974,606	$-
Accounts receivable, trade	874,365	-
Advance payments and prepaid expenses	540,286	-
Inventories	8,809	-
TOTAL CURRENT ASSETS	2,398,066	-

Non-current assets
Long-term prepaid expenses and security deposits, net	$5,789	$-
TOTAL NON-CURRENT ASSETS	5,789	-

TOTAL ASSETS	$2,403,855	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses and other payables	$141,205	$-
Income tax payables	527,283	-
Due to related party	-	189
Other current liabilities	13,112	-
TOTAL CURRENT LIABILITIES	681,600	189

TOTAL LIABILITIES	$681,600	$189

Shareholders' Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized;
10,000,000 shares issued and outstanding as of October 31, 2020 and 2019)	$1,000	$1,000
Common stock ($.0001 par value, 200,000,000 shares authorized,
10,647,350 and 10,000,000 shares issued and outstanding as of October 31, 2020 and 2019)	1,065	1,000
Additional paid-in capital	323,987	(2,000)
Accumulated earnings (deficit)	1,313,909	(189)
Accumulated other comprehensive income	82,294	-

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	$1,722,255	$(189)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,403,855	$-

The accompanying notes are an integral part of these audited financial statements.

-F3-

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the period from
	Year Ended	October 25, 2019 (date of inception)
	October 31, 2020	to October 31, 2019

Revenues	$4,952,542	$-
Cost of revenues	1,677,990	-
Gross profit	3,274,552	-

OPERATING EXPENSE
General and administrative expenses	1,488,687	189
Total operating Expenses	1,488,687	189

Income from operations	1,785,865	(189)

Other income (expense)
VAT Tax Credit	245,529	-
Other income	17	-
Interest Expense	(2,377)	-
Total other expenses	(243,169)	-

Net income before tax	2,029,034	(189)
Income tax expense	714,936	-
NET INCOME (LOSS)	$1,314,098	$(189)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$82,294	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,396,392	$(189)

Income per common share
Basic	$0.13	$(0.00)
Diluted	$0.07	$(0.00)

Weighted average common shares outstanding
Basic	10,083,357	10,000,000
Diluted	20,083,357	20,000,000

The accompanying notes are an integral part of these audited financial statements.

-F4-

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance – October 25, 2019	-	$-	-	$-	$-	$-	$-	$-

Founder’s preferred shares	10,000,000	1,000	-	-	(1,000)	-	-	-
Founder’s common shares	-	-	10,000,000	1,000	(1,000)	-	-	-
Net loss	-	-	-	-	-	-	(189)	(189)

Balance – October 31, 2019	10,000,000	$1,000	10,000,000	$1,000	$(2,000)	$-	$(189)	$(189)

Net income	-	-	-	-	-	-	1,314,098	1,314,098
Imputed interests	-	-	-	-	2,377	-	-	2,377
Stock issuance in September 2020	-	-	647,350	65	323,610	-	-	323,675
Foreign currency translation	-	-	-	-	-	82,294	-	82,294

Balance – October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

The accompanying notes are an integral part of these audited financial statements.

-F5-

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

		For the period from
	Year Ended	October 25, 2019 (date of inception)
	October 31, 2020	to October 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,314,098	$(189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	327	-
Imputed interest	2,377	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(874,365)	-
Advance payments and Prepaid Expense	(540,286)	-
Inventories	(8,809)	-
Prepaid and security deposits	(6,116)	-
Accrued expenses and other payables	141,205	-
Income tax payables	527,283	-
Other current liabilities	13,112	-
Net cash provided by (used in) operating activities	568,826	(189)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance	323,675	-
Proceeds from due to related party	145,323	189
Repayment of due to related party	(145,512)	-
Net cash provided by financing activities	323,486	189

Net effect of exchange rate changes on cash	82,294	-

Net Change in Cash and Cash Equivalents	974,606	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$974,606	$-

NON-CASH TRANSACTIONS
Founder's shares	$-	$2,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	207,773	-

The accompanying notes are an integral part of these audited financial statements.

-F6-

WORLD SCAN PROJECT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF october 31, 2020

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

In September, 2020, the Company entered into subscription agreements with 41 shareholders. Pursuant to these agreements, the Company issued 647,350 shares of common stock in total to these shareholders and received $323,675 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was the equivalent of about 0.50 USD.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. We are a start-up stage company currently focused on developing, designing and selling small sized drones which may be used for a variety of purposes.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of October 31, 2020 or 2019.

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

Advance payments and prepaid expenses

Advance payments and prepaid expenses are cash paid amounts that represent costs incurred from which a service or benefit is expected to be derived in the future.

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

As of October 31, 2020, the Company retained inventory valued at $8,809, which consisted of drone parts. For the year ended October 31, 2020, 100% of the inventories of were purchased from supplier A and B.

Security deposits

Security deposits are cash paid amounts for the rental office which are expected to be returned at the expiration of the rental agreement.

-F7-

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

October 31, 2020
Current JPY: US$1 exchange rate	104.64
Average JPY: US$1 exchange rate	107.58

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

Revenue for products is recognized when the product are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of October 31, 2020, the Company had deferred revenues of $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2020.

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

As of October 31, 2020, 10,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of October 31, 2020 and October 31, 2019, the Company had no financial instruments.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

-F8-

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

The Company has established a source of revenue to cover its operating costs but it has depended primarily upon one customer and the sale of one type of product to this primary customer. If our relationship with this primary customer is terminated, we will struggle to continue with our current business plan. In that case, we may be forced to alter, cease, or suspend our business operations entirely in a worst case scenario.

Currently, the Company is developing new products and these will be sold to new customers.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 – ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments and prepaid expenses are comprised of payments for undelivered products and services. As of October 31, 2020 and October 31, 2019, the Company had advance payments of $540,286 and $0 respectively. Details of the advance payments as of October 31, 2020 and October 31, 2019 are as follows:

	October 31, 2020	October 31, 2019
Purchase of products from G-Force Inc.	$402,408	$-
Purchase of parts from Jumper Technology	73,736	-
Purchase of parts from Radio Master	30,297	-
Other	33,845	-
Totals	$540,286	$-

NOTE 5 – DEFERRED REVENUES

Deferred revenues are comprised of collections for undelivered products. As of October 31, 2020 and October 31, 2019, the Company had deferred revenues of $0 respectively.

NOTE 6 - INCOME TAXES

For the year ended October 31, 2020, the Company incurred income tax expenses in the amount of $714,936 on Japanese income. The effective tax rate was 35.24%  for the year ended October 31, 2020. As of October 31, 2020 and 2019, the Company had income tax payables of $527,283 and $0 respectively.

Income tax payments of $187,653 and $0 were made during the years ended October 31, 2020 and 2019, respectively. Income tax liabilities were $527,283 and $0 as of October 31, 2020 and 2019, respectively.

Japan

The Company conducts its major business operations in Japan and is subject to taxation in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by local tax authorities.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2020	21.59%	23.40%	34.11%

The Company had limited deferred tax assets as of October 31, 2020 and 2019.

NOTE 7  - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2020.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares and 10,000,000 shares of common stock issued and outstanding as of October 31, 2020 and 2019.

On October 25, 2019, 10,000,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock were issued to Ryohei Uetaki.

In September, 2020, the Company entered into subscription agreements with 41 shareholders. Pursuant to these agreements, the Company issued 647,350 shares of common stock in total to these shareholders and received $323,675 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was the equivalent of about 0.50 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

Additional paid-in capital

During the year ended October 31, 2020, the Company had imputed interest of $2,377.

In September, 2020, the Company issued 647,350 shares of common stock in total to these shareholders and received $323,675 as aggregate consideration and $323,610 was recorded as the additional paid-in capital.

NOTE 8  - RELATED-PARTY TRANSACTIONS

Equity

On October 25, 2019, 10,000,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock were issued to Ryohei Uetaki. These shares are considered to be founder shares and were issued for services rendered to the Company. Ryohei Uetaki is our CEO and director.

Additional paid-in capital

During the year ended October 31, 2020, the Company had imputed interest of $2,377.

Due to related party

For the year ended October 31, 2020, the Company borrowed $145,3221 from Ryohei Uetaki, our CEO. For the year ended October 31, 2020, the Company repaid $145,511 to Ryohei Uetaki, our CEO. The total due as of October 31, 2020 and October 31, 2019 were $0 and $189, and were unsecured, due on demand and non-interest bearing.

NOTE 9 - CONCENTRATIONS

Concentration of Cash

As of October 31, 2020, the Company deposited in one bank account which accounts for 83.8% of its total cash.

Concentration of Revenues

For the year ended October 31, 2020, the Company sold products to one customer which accounts for 98.6% of its total revenue.

Concentration of Products

For the year ended October 31, 2020, the Company sold one product which accounts for 98.6% of the Company’s total revenue.

Concentration of Purchase

For the year ended October 31, 2020, the Company purchased products from two major customers, each accounting for 88.4% and 11.6% of its total purchases, respectively.

NOTE 10 – VAT TAX CREDIT

For the year ended October 31, 2020, VAT taxes collected on sales transactions were exempted from payment under the Japanese consumption tax rules, resulting in a gain on VAT tax credits in the amount of $245,529.

NOTE 11 - SUBSEQUENT EVENTS

From November 1, 2020 through February 10, 2021, the Company delivered twenty thousand (20,000) small sized drones named “SkyFight-X” in consideration of JPY210,000,000 (approximately $2,000,000).

The Company has evaluated subsequent events through February 10, 2021, the date on which the consolidated financial statements were available to be issued.

-F9-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Ryohei Uetaki, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report October 31, 2020 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of October 31 2020, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise to remediate material weakness in internal control over financial reporting. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal fourth quarter, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

World Scan Project, Inc.

NAME	AGE	POSITION
Ryohei Uetaki	46	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	28	Chief Technology Officer

World Scan Project Corporation

NAME	AGE	POSITION
Ryohei Uetaki	46	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	28	Chief Technology Officer

Ryohei Uetaki

Mr. Ryohei Uetaki graduated from the Osaka Gakuin University Faculty of Commerce in 1997. In 2000, he incorporated Zero Step Ltd and assumed the position of president. In 2006, Zero Step Ltd ceased all operations. In 2006, Mr. Uetaki joined EAZ Holdings Ltd as a director in charge of the company’s marketing efforts. Mr. Uetaki remained as director of EAZ until 2007. From 2007 to 2019, he was engaged as an independent business consultant. From 2017 to 2018, he served as an associated professor of Keio University Graduate School. On October 25, 2019, he was appointed as the president, CEO and director of World Scan Project, Inc. On January 10, 2020, he was appointed as the CEO and member of SKYPR LLC. Inc. On January 22, 2020, he was appointed as the president, CEO and director of World Scan Project Corporation. Currently, he serves as the officer and director of World Scan Project, Inc., World Scan project Corporation and SKYPR LLC.

Due to Mr. Uetaki’s diverse business experience, the Board has determined it is in the best interest of the company to appoint him as the company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director.

Yasumasa Ichikawa

Mr. Yasumasa Ichikawa graduated from Kyoto Saga University of Arts in 2015. After graduation, he was engaged as an independent computer graphic designer. On November 18, 2019, he was appointed as Chief Technology Officer (“CTO”) of World Scan Project, Inc. On January 22, 2020, he was appointed as the CTO of World Scan Project Corporation and World Scan Project Corporation. Currently, he serves as the CTO of World Scan Project, Inc. and World Scan project Corporation.

Due to Mr. Ichikawa’s technological experience, the Board has determined it is in the best interest of the company to appoint him as the company’s Chief Technology Officer.

Ethics

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the "SEC") and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company's board of director(s) (the "Board of Directors" or "Board"), is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The Board of directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole director believes that it is not necessary to have such committees, at this time, because the director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our director has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our officers and sole director have not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Director(s) evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Director(s) believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Director(s) will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Director(s) may do so by directing a written request addressed to our sole Director Ryohei Uetaki, at the address appearing on the first page of this Information Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended October 31, 2020.

Procedure for Nominating Directors

In 2020, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended October 31, 2020 and for the year ended October 31, 2019 This in relation to the Company, World Scan Project, Inc.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2020	111,540		0	0	0	0	0	111,540
Yasumasa Ichikawa, Chief Technology Officer (2)	2020	83,655		0	0	0	0	0	83,655
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2019	0		0	0	0	0	0	0
Yasumasa Ichikawa, Chief Technology Officer (2)	2019	0		0	0	0	0	0	0

(1) On October 25, 2019, Ryohei Uetaki was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

(2) On November 18, 2019, Yasumasa Ichikawa was appointed as Chief Technology Officer.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Equity Compensation Plan Information

Not applicable.

Employment Agreements of our Officers and Directors

None.

Compensation Discussion and Analysis

Director Compensation

The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of our fiscal year end, the Company has 10,647,350 shares of common stock and 10,000,000 shares of Series A preferred stock issued and outstanding..

*The table below is as of October 31, 2020.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Preferred Stock Beneficially Owned	Shares of Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Ryohei Uetaki (1) Address: 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan	10,000,000	93.9%	10,000,000	*	100%
5% or greater shareholders
None	-	-	-	-	-

* Our Series A Preferred Stock currently has no voting rights. Currently we have 10,000,000 shares of Series A Preferred Stock issued and outstanding of which Ryohei Uetaki owns and controls 100% of through his ownership interests in SKYPR LLC.

(1) Ryohei Uetaki currently serves as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Ryohei Uetaki owns 100% of the membership interests in SKYPR LLC., a Delaware Limited Liability Company which owns 7,000,000 shares of our common stock and 10,000,000 shares of our Series A Preferred Stock. The table above includes the share ownership of SKYPR LLC with Ryohei Uetaki collectively, in the row for Mr. Uetaki.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions.

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

For the year ended October 31, 2020, the Company borrowed $145,3221 from Ryohei Uetaki, our CEO. For the year ended October 31, 2020, the Company repaid $145,511 to Ryohei Uetaki, our CEO. The total due as of October 31, 2020 and October 31, 2019 were $0 and $189, and were unsecured, due on demand and non-interest bearing.

During the year ended October 31, 2020, the Company had imputed interest of $2,377.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2020	2019
Audit fees	M&K CPAS, PLLC	$20,000	$3,000
Audit related fees			-
Tax fees			-
All other fees			-

Total		$20,000	$3,000

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have informed our sole director of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our sole director prior to commencing such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: February 10, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: February 10, 2021