Form 10-Q
period 2021-01-31
World Scan Project, Inc.
filed 2021-04-12
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2021

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

As of April 12, 2021, there were 10,647,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	January 31, 2021	October 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$673,551	$974,606
Accounts receivable, trade	1,134,693	874,365
Advance payments and prepaid expenses	1,037,405	540,286
Inventories	418,309	8,809
TOTAL CURRENT ASSETS	3,263,958	2,398,066

Non-current assets
Lease asset long	$102,975	$-
Long term prepaid expenses and security deposits, net	$15,443	$5,789
TOTAL NON-CURRENT ASSETS	118,418	5,789

TOTAL ASSETS	$3,382,376	$2,403,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$218,794	$141,205
Income tax payables	983,022	527,283
Short-term lease liability	52,068	-
Other current liabilities	2,375	13,112
TOTAL CURRENT LIABILITIES	1,256,259	681,600

Non Current Liabilities
Lease liability long term	50,907	-

TOTAL LIABILITIES	$1,307,166	$681,600

Shareholders' Equity
Preferred stock ($.0001 par value, 200,000,000 shares authorized;
10,000,000 shares issued and outstanding as of January 31, 2021 and October 31, 2020)	$1,000	$1,000
Common stock ($.0001 par value, 200,000,000 shares authorized,
10,647,350 shares issued and outstanding as of January 31, 2021 and October 31, 2020)	1,065	1,065
Additional paid-in capital	323,987	323,987
Accumulated earnings	1,666,338	1,313,909
Accumulated other comprehensive income	82,820	82,294

TOTAL SHAREHOLDERS' EQUITY	$2,075,210	$1,722,255

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,382,376	$2,403,855

The accompanying notes are an integral part of these audited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	January 31, 2021	to January 31, 2020

Revenues	$2,086,778	$-
Cost of revenues	761,907	-
Gross profit	1,324,871	-

OPERATING EXPENSE
General and administrative expenses	702,786	87,093
Total operating expenses	702,786	87,093

Income (loss) from operations	622,085	(87,093)

Other income (expense)
Other income	107,286	-
Other expenses	(378)	-
Total other income (expenses)	106,908	-

Net income (loss) before tax	728,993	(87,093)
Income tax expense	376,564	-
NET INCOME (LOSS)	$352,429	$(87,093)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$526	$(580)

TOTAL COMPREHENSIVE INCOME(LOSS)	$352,955	$(88,386)

Income per common share
Basic	$0.03	$(0.01)
Diluted	$0.02	$(0.00)

Weighted average common shares outstanding
Basic	10,647,350	10,000,000
Diluted	20,647,350	20,000,000

The accompanying notes are an integral part of these audited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					ADDITIONAL	ACCUMULATED OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)
Balance – October 31, 2019	10,000,000	$1,000	10,000,000	$1,000	(2,000)	$-	(189)	$(189)

Net income	-	-	-	-	-	-	1,314,098	1,314,098
Imputed interests	-	-	-	-	2,377	-	-	2,377
Stock issuance in September 2020	-	-	647,350	65	323,610	-	-	323,675
Foreign currency translation	-	-	-	-	-	82,294	-	82,294
Balance – October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

Net income	-	-	-	-	-	-	352,429	352,429
Foreign currency translation	-	-	-	-	-	526	-	526

Balance – January 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,820	$1,666,338	$2,075,210

The accompanying notes are an integral part of these audited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended	For the Three Months Ended
	January 31, 2021	to January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$352,429	$(87,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	-	713
Changes in operating assets and liabilities:
Accounts receivable, trade	(260,328)	-
Advance payments and other prepaid expense	(497,119)	-
Inventories	(409,500)	-
Other long-term assets	(9,654)	-
Accrued expenses	64,021	-
Income tax payables	455,739	-
Other current liabilities	(10,737)	-
Other current assets	-	(2,885)
Accounts payable	13,568	28,815
Net cash provided by (used in) operating activities	(301,581)	(61,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance	-	-
Proceeds from due to related party	-	61,643
Repayment of due to related party	-	-
Net cash provided by (used in) financing activities	-	61,643

Net effect of exchange rate changes on cash	$526	$(580)

Net Change in Cash and Cash Equivalents	(301,055)	-
Cash and cash equivalents - beginning of period	974,606	-
Cash and cash equivalents - end of period	$673,551	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$110,119	$-

The accompanying notes are an integral part of these audited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

January 31, 2021
Current JPY: US$1 exchange rate	104.48
Average JPY: US$1 exchange rate	103.98

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

Revenue for products is recognized when the product are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of January 31, 2020, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at January 31, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of January 31, 2021 and October 31, 2020, the Company had no financial instruments.

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

The standard was effective for the Company beginning November 1, 2019, with early adoption permitted. The Company adopted the standard on November 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less at October 31, 2010. But the office rent contract is automatically renewed. The Company applied this standard to the Company’s consolidated financial statements at this period.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, dependency on a major customer, and other adverse key financial ratios.

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

NOTE 4 – ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products. As of January 31, 2021 and October 31, 2020, the Company had the advance payments of $1,037,405 and $540,286. Details of the advance payments as of January 31, 2021 and October 31, 2020 are as follows:

	January 31, 2021	October 31, 2020
Purchase of products from G-Force Inc.	$745,343	$402,408
Purchase of products from Jumper Technology	-	73,736
Purchase of products from Radio Maker	-	30,297
Purchase of parts from Thank you KK	96,373	-
Other	195,689	33,845
Totals	$1,037,405	$540,286

NOTE 5 - INCOME TAXES

For the three months ended January 31, 2021, the Company had income tax expense in the amount of $376,564.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 8 million	Over JPY 8 million
2021	15.0%	23.2%

As of January 31, 2021 and October 31, 2020, the Company had the income tax payable amount of $983,022 and $527,283.

NOTE 6  - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of January 31, 2021 and October 31, 2020.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of January 31, 2021 and October 31, 2020.

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

NOTE 7  - RELATED-PARTY TRANSACTIONS

Equity

On October 25, 2019, 10,000,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock were issued to Ryohei Uetaki. These shares are considered to be founder shares and were issued for services rendered to the Company. Ryohei Uetaki is our CEO and director.

Due to related party

For the three months ended January 31, 2021, the Company doesn’t have a related party borrowing.

NOTE 8 – VAT TAX CREDIT

For the period ended January 31, 2021, VAT taxes collected on sales transactions were exempted from payment under the Japanese consumption tax rules, resulting in a gain on VAT tax is recognized as credited in the P&L total $107,286

NOTE 9 – LEASE ASSETS AND LIABILITIES

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of November 1, 2020 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and we did not elect the use of hindsight.

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have two operating leases related to our office space in Tokyo with a remaining lease terms of 2 years. We recognized $11,541 in operating lease costs for the three months ended January 31, 2021.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

The tables below present financial information associated with our lease. This information is only presented as of, and for the three months ended, January 31, 2021. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	January 31, 2021	October 31, 2020

Right-of-use assets	Lease asset long	$102,975	$-
Current lease liabilities	Short-term lease liability	52,068	-
Non-current lease liabilities	Lease liability long term	50,907	-

As of January 31, 2021, our maturities of our lease liability are as follows:

2021	$50,278
2022	$52,697
Total	$102,975
Less: Imputed interest	(7,144)
Present value of lease liabilities	$110,119

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 12, 2021, the date on which the consolidated financial statements were available to be issued.

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

Liquidity and Capital Resources

Our cash balance is $673,551 as of January 31, 2021. We have been utilizing and may utilize funds from Ryohei Uetaki, our Chief Executive Officer, and SKYPR LLC, which is owned and controlled entirely by Ryohei Uetaki.

Ryohei Uetaki and SKYPR LLC have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the three months ended January 31, 2021, the Company has no borrowings from related parties.

Revenues

We recorded product revenues of $2,086,778 for the three months ended January 31, 2021. We recorded product revenues of $0 for the three months ended January 31, 2020. The variance is due to the fact that we commenced material operations subsequent to the three months ended January 31, 2020.

On December 21, 2021, the 10,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY105,000,000 (approximately $1,009,000). As of January 27, 2021 the Company had collected the full amount of $1,009,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On January 22, 2021, the 10,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY105,000,000 (approximately $1,009,000). As of February 24, 2021 the Company had collected the full amount of $1,009,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

Net Income

We recorded net income of $352,429 for the three months ended January 31, 2021. We recorded a net loss of $189 for the three months ended January 31, 2020.

Cash flow

For the three months ended January 31, 2021, we had negative cash flows from operations in the amount of $301,581. The decrease in operating cash flow is attributed to the expenses related to inventory and advance payments at this period.

For the three months ended January 31, 2021, we had no cash flows from financing activities.

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

As of January 31, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended January 31, 2021 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: April 12, 2021