Form 10-Q
period 2021-04-30
World Scan Project, Inc.
filed 2021-06-21
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56208

World Scan Project, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2677532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda Shinjuku-Ku, Tokyo, Japan	169-0051
(Address of Principal Executive Offices)	(Zip Code)

  Issuer's telephone number: +81-3-6670-1692

Email: contact@world-scan-project.com

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 14, 2021, there were 10,647,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.
CONSOLIDATED BALANCE SHEETS
	April 30, 2021 (Unaudited)	October 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$918,698	$974,606
Accounts receivable, trade	1,086,886	874,365
Advance payments and prepaid expenses	1,120,092	540,286
Inventories	613,786	8,809
TOTAL CURRENT ASSETS	3,739,462	2,398,066

Non-current assets
Furniture, fixtures and equipment	$106,422	$-
Lease asset long	86,596	$-
Long term prepaid expenses and security deposits, net	$14,813	$5,789
TOTAL NON-CURRENT ASSETS	207,831	5,789

TOTAL ASSETS	$3,947,293	$2,403,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$276,715	$141,205
Income tax payables	1,036,336	527,283
Short-term lease liability	50,788	-
Other current liabilities	-	13,112
TOTAL CURRENT LIABILITIES	1,363,839	681,600

Non Current Liabilities
Lease liability long term	35,808	-

TOTAL LIABILITIES	$1,399,647	$681,600

Shareholders' Equity
Preferred stock ($.0001 par value, 200,000,000 shares authorized;
10,000,000 shares issued and outstanding as of April 30, 2021 and October 31, 2020)	$1,000	$1,000
Common stock ($.0001 par value, 200,000,000 shares authorized,
10,647,350 shares issued and outstanding as of April 30, 2021 and October 31, 2020)	1,065	1,065
Additional paid-in capital	323,987	323,987
Accumulated earnings	2,232,025	1,313,909
Accumulated other comprehensive income	(10,431)	82,294

TOTAL SHAREHOLDERS' EQUITY	$2,547,646	$1,722,255

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,947,293	$2,403,855

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended April 30, 2021	For the Three Months Ended April 30, 2020	For the Six Months Ended April 30, 2021	For the Six Months Ended April 30, 2020

Revenues	$2,483,924	$25,306	$4,570,702	$25,306
Cost of revenues	836,959	22,929	1,598,866	22,929
Gross profit	$1,646,965	$2,377	$2,971,836	$2,377

OPERATING EXPENSE
General and administrative expenses	932,257	283,753	1,635,346	370,846
Total operating expenses	932,257	283,753	1,635,346	370,846

Income (loss) from operations	714,708	(281,376)	1,336,490	(368,469)

Other income (expense)
Other income	116,429	3	223,715	3
Translation income (expense)	(354)	(1,527)	(431)	(2,240)
Total other income (expenses)	116,075	(1,524)	223,284	(2,237)

Net income (loss) before tax	830,783	(282,900)	1,559,774	(370,706)
Income tax expense	265,094	-	641,658	-
NET INCOME (LOSS)	$565,689	$(282,900)	$918,116	$(370,706)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(93,253)	$23,030	$(92,725)	$22,450

TOTAL COMPREHENSIVE INCOME (LOSS)	$472,436	$(259,870)	$825,391	$(348,256)

Income per common share
Basic	$0.11	$(0.03)	$.09	$(.04)
Diluted	$0.04	$(0.03)	$.04	$(.04)

Weighted average common shares outstanding
Basic	10,647,350	10,000,000	10,647,350	10,000,000
Diluted	20,647,350	10,000,000	20,647,350	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance – October 31, 2019	10,000,000	$1,000	10,000,000	$1,000	$(2,000)	$-	$(189)	$(189)

Net income	-	-	-	-	-	-	1,314,098	1,314,098
Imputed interest	-	-	-	-	2,377	-	-	2,377
Stock issuance Sept 2020	-	-	647,350	65	323,610	-	-	323,675
Foreign currency translation	-	-	-	-	-	82,294	-	82,294
Balance – October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

Net income	-	-	-	-	-	-	918,116	918,116
Foreign currency translation	-	-	-	-	-	(92,725)	-	(92,725)
Balance – April 30, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,987	$(10,431)	$2,232,025	$2,547,646

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the Six Months Ended
	April 30, 2021		April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$918,116		$(370,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		$
Depreciation and amortization	-		16
Imputed interest	-		2,240
Lease expense	25,037		-
Changes in operating assets and liabilities:
Accounts receivable	(253,929)		(27,122)
Advance payments and other prepaid expense	(618,056)		(464,479)
Inventories	(622,416)		-
Other long-term and intangible assets	-		(6,159)
Other current assets	(9,513)		-
Accounts payable	265,988		-
Accrued expenses and other payables	(120,935)		46,910
Income tax payables	544,778		-
Lease liability	(25,037)		-
Deferred revenues	-		781,935
Other current liabilities	(12,951)		9,401
Net cash provided by (used in) operating activities	91,082		(27,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(109,426)		-
Net cash used in investing activities	(109,426)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance	-		-
Proceeds from due to related party	-		141,892
Repayment of due to related party	-		(95,048)
Net cash provided by (used in) financing activities	-		46,844

Net effect of exchange rate changes on cash	$(37,564)		$22,450

Net Change in Cash and Cash Equivalents	(55,908)		41,330
Cash and cash equivalents - beginning of period	974,606		-
Cash and cash equivalents - end of period	$918,698		$41,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-		$-
Income taxes paid	$-		$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$110,119		$-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2021

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

The Company has elected October 31st as its year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents.

Accounts Receivable and Credit Policies

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. If there is a claim for a defect of product within four days after arrival of goods, the Company shall accept a goods return.

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

Fixed assets and depreciation

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

Foreign currency translation

The Company maintains its books and records in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

April 30, 2021
Current JPY: US$1 exchange rate	108.93
Average JPY: US$1 exchange rate	105.94

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

Revenue for products is recognized when the product are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of April 30, 2021, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of April 30, 2021 and October 31, 2020, the Company had no financial instruments.

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

NOTE 4 – ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products. As of April 30, 2021 and October 31, 2020, the Company had advance payments of $1,120,092 and $540,286. Details of the advance payments as of April 30, 2021 and October 31, 2020 are as follows:

	April 30, 2021	October 31, 2020
Purchase of products from G-Force Inc.	$689,204	$402,408
Purchase of products from Jumper Technology	-	73,736
Purchase of products from Radio Maker	38,045	30,297
Purchase of parts from Solar Samba	155,764	-
Purchase of parts from Bluish Co., Ltd	71,193
Purchase of parts from Team M	50,491
Other	1,115,395	33,845
Totals	$1,120,092	$540,286

NOTE 5 – FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the six months ended April 30, 2021, the Company purchased long-term assets, including a 360 laser scanner and various tools, furniture and fixtures, totaling $106,422. The Company will be depreciating these assets over a five year period once they are put into use.

NOTE 6 - INCOME TAXES

For the six months ended April 30, 2021, the Company had income tax expense in the amount of $641,658.

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

As of April 30, 2021 and October 31, 2020, the Company had the income tax payable amount of $1,036,336 and $527,283.

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of April 30, 2021 and October 31, 2020.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of April 30, 2021 and October 31, 2020.

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

Due to related party

For the six months ended April 30, 2021, the Company did not have any related party borrowing.

NOTE 9 – VAT TAX CREDIT

For the period ended April 30, 2021, VAT taxes collected on sales transactions were exempted from payment under the Japanese consumption tax rules, resulting in a gain on VAT tax is recognized as credited in the P&L total $223,715.

NOTE 10 – LEASE ASSETS AND LIABILITIES

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have two operating leases related to our office space in Tokyo with a remaining lease terms of 2 years. We recognized $25,037 in operating lease costs for the six months ended April 30, 2021.

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

The tables below present financial information associated with our lease. This information is only presented as of, and for the six months ended, April 30, 2021. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	April 30, 2021	October 31, 2020

Right-of-use assets	Lease asset long	$86,596	$-
Current lease liabilities	Short-term lease liability	50,788	-
Non-current lease liabilities	Lease liability long term	35,808	-

Maturities of lease liabilities as of April 30, 2021 are as follows:

2021	$36,052
2022	50,544
Total	91,801
Add(Less): Imputed interest	5,258
Present value of lease liabilities	86,596

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 14, 2021, the date on which the consolidated financial statements were available to be issued.

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

Our cash balance is $918,698 as of April 30, 2021.

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

For the six months ended April 30, 2021, the Company has no borrowings from related parties.

Revenues

We recorded product revenues of $2,483,924 for the three months ended April 30, 2021. We recorded product revenues of $25,306 for the three months ended April 30, 2020. The variance is due to the fact that the company began ramping up operations in late 2020.

We recorded product revenues of $4,570,702 for the six months ended April 30, 2021. We recorded product revenues of $25,306 for the six months ended April 30, 2020. The variance is due to the fact that the company began ramping up operations in late 2020.

On January 22, 2021, the 10,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY105,000,000 (approximately $1,009,000). As of February 24, 2021 the Company had collected the full amount of $1,009,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

Net Income

We recorded net income of $565,689 for the three months ended April 30, 2021. We recorded a net loss of $282,900 for the three months ended April 30, 2020. We recorded net income of $918,116 for the six months ended April 30, 2021 and a net loss of $370,706 for the six months ended April 30, 2020.

Cash flow

For the six months ended April 30, 2021, we had cash flows provided from operations in the amount of $91,082. The increase in operating cash flow is attributed to an increase in net income for this period. For the six months ended April 30, 2021, we had negative cash flows from investing activities in the amount of $109,426. For the six months ended April 30, 2021, we had no cash flows from financing activities.

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

As of April 30, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended April 30, 2021 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: June 14, 2021