Form 10-Q
period 2021-07-31
World Scan Project, Inc.
filed 2021-10-28
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2021

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

As of October 28, 2021, there were 10,647,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	October 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$706,399	$974,606
Accounts receivable, trade	1,278,752	874,365
Advance payments and prepaid expenses	2,235,834	540,286
Inventories	256,624	8,809
TOTAL CURRENT ASSETS	4,477,609	2,398,066

Non-current assets
Furniture, fixtures, equipment and software	$184,053	$-
Lease asset long	311,135	-
Long term prepaid expenses and security deposits, net	79,670	5,789
TOTAL NON-CURRENT ASSETS	574,671	5,789

TOTAL ASSETS	$5,052,467	$2,403,855

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses and other payables	$223,933	$141,205
Income tax payables	1,307,049	527,283
Short-term lease liability	134,678	-
Due to related parties	107,296	-
Other current liabilities	15,769	13,112
TOTAL CURRENT LIABILITIES	1,788,725	681,600

Non Current Liabilities	107,296
Lease liability long term	69,161	-
TOTAL LIABILITIES	$1,965,182	$681,600

Shareholders' Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of July 31, 2021 and October 31, 2021)	$1,000	$1,000
Common stock ($.0001 par value, 200,000,000 shares authorized, 10,647,350 shares issued and outstanding as of July 31, 2021 and October 31, 2020)	1,065	1,065
Additional paid-in capital	323,987	323,987
Accumulated earnings	2,776,609	1,313,909
Accumulated other comprehensive income (loss)	(15,376)	82,294
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	$3,087,285	$1,722,255

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$5,052,467	$2,403,855

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,126,603	$1,848,894	$7,697,305	$1,874,200
Cost of revenues	1,492,729	510,145	3,091,595	533,074
Gross profit	1,633,874	1,338,749	4,605,710	1,341,126

OPERATING EXPENSE
General and administrative expenses	827,644	593,064	2,462,990	963,910
Total operating Expenses	827,644	593,064	2,462,990	963,910

Income from operations	806,230	745,685	2,142,720	377,216

Other income (expense)
Other income	89,698	(122)	313,413	(2,362)
Translation income (expense)	(1)	10	(432)	13
Total other income (expenses)	89,697	(112)	312,981	(2,349)

Net income before tax	895,927	745,573	2,455,701	374,867
Income tax expense	351,343	134,014	993,001	134,014
NET INCOME	$544,584	$611,559	$1,462,700	$240,853

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$(4,945)	$11,301	$(97,670)	$33,751

TOTAL COMPREHENSIVE INCOME	$539,639	$622,860	$1,365,030	$274,604

Income per common share
Basic	$0.05	$0.06	$0.14	$0.02
Diluted	$0.03	$0.03	$0.07	$0.01

Weighted average common shares outstanding
Basic	10,647,350	10,000,000	10,647,350	10,000,000
Diluted	20,647,350	20,000,000	20,647,350	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

 Nine Months Ended October 31, 2020 and Nine Months Ended July 31, 2021

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance – October 31, 2019	10,000,000	$1,000	10,000,000	$1,000	$(2,000)	$-	$(189)	$(189)

Net income	-	-	-	-	-	-	1,314,098	1,314,098
Imputed Interests	-	-	-	-	2,377	-	-	2,377
Stock issuance Sept 2020	-	-	647,350	65	323,610	-	-	323,675
Foreign currency translation	-	-	-	-	-	82,294	-	82,294

Balance – October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

Net income	-	-	-	-	-	-	1,462,700	1,462,700
Foreign currency translation	-	-	-	-	-	(97,670)	-	(97,670)

Balance – July 31, 2021 (unaudited)	10,000,000	$1,000	10,647,350	$1,065	$323,987	$(15,376)	$2,776,609	$3,087,285

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	July 31, 2021	July 31, 2020
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,462,700	$240,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,155	33
Imputed interest	-	2,362
Lease expense	56,709	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(453,391)	-
Advance payments and other receivables	(1,754,216)	(931,695)
Inventories	(253,063)	(258,033)
Other assets	(75,595)	(6,234)
Accrued expenses and other payables	90,981	103,877
Income tax payables	819,771	194,754
Lease liability	(56,709)	-
Deferred revenues	-	927,229
Other current liabilities	112,714	7,672
Net cash provided by (used in) operating activities	$(41,944)	$280,818

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(195,607)	-
Net cash used in investing activities	$(195,607)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	-	143,621
Repayment of due to related party	-	(143,427)
Net cash provided by financing activities	$-	$194

Net effect of exchange rate changes on cash	$(30,656)	$33,751

Net Change in Cash and Cash Equivalents	$(268,207)	$314,763
Cash and cash equivalents - beginning of period	974,606	-
Cash and cash equivalents - end of period	$706,399	$314,763

NON-CASH TRANSACTIONS
ROU asset / liability	352,250	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$3,900,822	$-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JULY 31, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

July 31, 2021
Current JPY: US$1 exchange rate	109.70
Average JPY: US$1 exchange rate	107.60

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

Revenue for products is recognized when the product are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of July 31, 2021, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of July 31, 2021 and October 31, 2020, the Company had no financial instruments.

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

NOTE 4 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products. As of July 31, 2021 and October 31, 2020, the Company had advance payments of $2,235,834 and $540,286. Details of the advance payments as of July 31, 2021 and October 31, 2020 are as follows:

	July 31, 2021	October 31, 2020
Purchase of products from G-Force Inc.	$1,784,667	$402,408
Purchase of products from Jumper Technology	-	73,736
Purchase of products from Radio Maker	49,911	30,297
Purchase of parts from Solar Samba	144,472	-
Purchase of parts from Bluish Co., Ltd	49,544	-
Purchase of parts from Team M	50,137	-
Other	157,103	33,845
Totals	$2,235,834	$540,286

NOTE 5 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the nine months ended July 31, 2021, the Company purchased long-term assets, including a 360 laser scanner and various tools, furniture and fixtures, totaling $184,053. The Company will be depreciating these assets over a five year period once they are put into use.

NOTE 6 - INCOME TAXES

For the nine months ended July 31, 2021, the Company had income tax expense in the amount of $993,001.

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

As of July 31, 2021 and October 31, 2020, the Company had the income tax payable amount of $1,307,049 and $527,283.

NOTE 7 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2021 and October 31, 2020.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of July 31, 2021 and October 31, 2020.

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

Due to related party

For the nine months ended July 31, 2021, the Company borrowed $107,296 from Kids Cell Technologies, Inc., a Company controlled by Ryohei Uetaki, CEO. The total due as of July 31, 2021 was $107,296 and is unsecured, due on demand and non-interest bearing.

NOTE 9 - VAT TAX CREDIT

For the period ended July 31, 2021, VAT taxes collected on sales transactions were exempted from payment under the Japanese consumption tax rules, resulting in a gain on VAT tax is recognized as credited in the P&L total $313,413.

NOTE 10 - LEASE ASSETS AND LIABILITIES

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have four operating leases related to our office space in Tokyo with a remaining lease terms of 2 years. We recognized $56,709 in operating lease costs for the nine months ended July 31, 2021.

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

The tables below present financial information associated with our lease. This information is only presented as of, and for the nine months ended, July 31, 2021. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	July 31, 2021	October 31, 2020

Right-of-use assets	Lease asset long	$311,135	$-
Current lease liabilities	Short-term lease liability	134,678	-
Non-current lease liabilities	Lease liability long term	176,457	-

Maturities of lease liabilities as of July 31, 2021 are as follows:

2021	$13,100
2022	169,152
2023	128,883
Total	311,135
Add (Less): Imputed interest	(24,317)
Present value of lease liabilities	286,818

NOTE 11 - SUBSEQUENT EVENTS

From August 1, 2021 through the current date, the Company repaid $107,296 from Kids Cell Technologies, Inc., a Company controlled by Ryohei Uetaki, CEO..

On October 22, 2021, the 20,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY49,500,000 (approximately $430,500). As of September 30, 2021, the Company had collected the full amount of $430,500 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

The Company has evaluated subsequent events through October 28, 2021, the date on which the consolidated financial statements were available to be issued.

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

Liquidity and Capital Resources

Our cash balance is $706,399 as of July 31, 2021.

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

For the nine months ended July 31, 2021, the Company has no borrowings from related parties.

Revenues

We recorded product revenues of $3,126,603 for the three months ended July 31, 2021. We recorded product revenues of $1,848,894 for the three months ended July 31, 2020. The variance is due to the fact that the company began ramping up operations in late 2020 and during 2021.

We recorded product revenues of $7,697,305 for the nine months ended July 31, 2021. We recorded product revenues of $1,874,200 for the nine months ended July 31, 2020. The variance is due to the fact that the company began ramping up operations in late 2020 and during 2021.

On January 22, 2021, the 10,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY105,000,000 (approximately $1,009,000). The Company had collected the full amount of $1,009,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On June 4, 2021, the 15,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY54,318,000 (approximately $494,000). As of September 9, 2021, the Company had collected the full amount of $494,000 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

On October 22, 2021, the 20,000 SkyFight-X drones were delivered to Drone Net Co., Ltd. From this transaction the Company recorded revenues of approximately JPY49,500,000 (approximately $430,500). As of September 30, 2021, the Company had collected the full amount of $430,500 from Drone Net Co., Ltd., and no longer recognized any monies from this transaction as accounts receivable.

Net Income

We recorded net income of $544,584 for the three months ended July 31, 2021. We recorded a net income of $611,559 for the three months ended July 31, 2020. We recorded net income of $1,462,700 for the nine months ended July 31, 2021 and a net loss of $240,853 for the nine months ended July 31, 2020.

Cash flow

For the nine months ended July 31, 2021, we had cash flows used in operations in the amount of $41,944. The decrease in operating cash flow is attributed to prepaid manufacturing services during this this period . For the nine months ended July 31, 2021, we had negative cash flows from investing activities in the amount of $195,607. For the nine months ended July 31, 2021, we had no cash flows from financing activities.

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

As of July 31, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended July 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended July 31, 2021 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: October 28, 2021