Form 10-K
period 2021-10-31
World Scan Project, Inc.
filed 2022-05-10
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56208

World Scan Project, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2677532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, Japan	162-0051
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our share are traded
Common Stock, $0.0001	None, however quoted by the OTC Markets Group under the ticker “WDSP”

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

[ ] Yes [X] No

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

[  ] Yes [X] No

As of April 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $240,000.

As of May 10, 2022, there were 10,647,350 shares of the Registrant’s common stock, par value $0.0001 per share, and 10,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, issued and outstanding.

WORLD SCAN PROJECT, INC.

FORWARD LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”.

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

Subsequent to October 31, 2021, the Company sold small-sized drones, named “SkyFight-X” or “SKY SELFIE”, totaling 1,526,750,000 JPY, approximately $14,083,110, to Drone Net Co., Ltd. (hereinafter referred to as “Drone Net”). Drone Net is not a related party to the Company.

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

The Company has elected October 31th as its year end.

Sales results

The Company’s sales results are as follows:

Product/Service	From November 1, 2020	From November 1, 2019		Total
Description	through October 31, 2021	through October 31, 2020
	Number	Amount	Number	Amount	Number	Amount
SkyFight-X
Small sized drone	130,000	$10,394,737	45,000	$4,884,513	175,000	$15,279,250
SKY SELFEE
Small sized drone with HD camera	9,800	533,842	-	-	9,800	533,842
SOLAR SUNVA
Washing ROBOT of Photovoltaic power generation panel	2	30,542	-	-	2	30,542
Drone parts
	-	-	-	64,311	-	64,311
Content
	-	-	-	3,718	-	3,718
Total
		$10,959,121		$4,952,542		$15,911,663

SkyFight-X

SkyFight-X, which was originally developed and designed by our Chief Executive Officer, specifically for the hobbyist drone race known as “SKY FIGHT”, which is organized by Drone Net, a Japanese Company. Drone Net began running a drone school in 2017, and a drone race in 2019. Our CEO, Ryohei Uetaki, was in the planning stages of a new small sized drone product, and believed that his products would have higher performance capabilities than the drones at the time used by Drone Net, which prompted him to propose collaboration between the Company and Drone Net. Currently, Drone Net administrates 16 racetracks in Japan, specifically designed for drone use.

Although SkyFight-X was designed for Sky Fight, the drones can also be used outside the facilities designed exclusively for drone racing, and they can be used for recreational and miscellaneous purposes.

The following includes details regarding the SkyFight-X which we currently offer for sale. As mentioned later on, we have plans to expand our reach to more customers, but at this time it should be noted our only customer is Drone Net.

Schematics of SKYFight-X

- The weight of SKYFight-X is approximately 40 grams.

Product packaging

- One Main body of machine

- One Transmitter (2.4 GHz)

- One Battery

- Four Spare propellers

- One USB charging cable

- One user manual

Current Operations

For the year ended October 31, 2020, the Company sold 45,000 small sized drones named “SkyFight-X” in the total amount of $4,884,513.

For the year ended October 31, 2021, the Company sold 130,000 small sized drones named “SkyFight-X” in the total amount of JPY1,185,000,000 (approximately $10,394,737) to Drone Net.

Subsequent to October 31, 2021, the Company sold small-sized drones, named “SkyFight-X” or “SKY SELFIE”, totaling 1,526,750,000 JPY, approximately $14,083,110, to Drone Net Co., Ltd. Drone Net is not a related party to the Company.

Structure of Operations of SkyFight-X

At present, the Company’s operations are carried out in the following manner:

(1) The Company receives an order for the Company’s products from Drone Net.

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

(3) G-Force purchases lap measuring sensors (the “Sensors”) from ShenZhen RadioMaster Co., Ltd., a Chinese corporation (“RadioMaster”). The sensors are later installed in the SkyFight-X Drones.

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

Product packaging

- One Main body of machine

- One Transmitter (2.4 GHz)

- Two Battery

- Four Spare propellers

- One USB battery charger

- Two USB cable

- One user manual

Current Operations

For the year ended October 31, 2021, the Company sold 9,800 small sized drone with HD cameras named “SKY SELFEE” for a total amount of $533,842 to Drone Net.

SUNVA: Solar panel cleaning robot

The Company developed a solar panel cleaning robot named “SUNVA” and commenced marketing and sales efforts in 2021. The aggregate development cost was JPY31,318,500 (approximately $274,723).

Outside dimension

- 6m type: width 760mm, length 6,495mm and height 356mm (without washing machine)

- 4m type: width 760mm, length 4,460mm and height 356mm (without washing machine)

- Standard machine: width 972mm, length 1,140mm and height 400mm

Weight

- 6m type: 44.04kg(excluding washing machine, 4 batteries) 67.98kg(including washing machine, 4 batteries)

- 4m type: 34.60kg(excluding washing machine, 4 batteries) 60.34kg (including washing machine, 4 batteries)

- Standard machine: 21.03kg (excluding batteries) 60.34kg (including 2 batteries)

Wireless communication

Wireless standard: Conformable to Specification ARIB STD-T108 for specific small power wireless communication in 92MHz band

Frequency: Sub-Giga, 920 MHz band (920.6 - 923.4MHz, 15 channels)

Water sprinkling

 7ℓ per minute: Depends on water head condition of pump/waterworks

Batteries

Rechargeable lithium battery (1 or 2 units of BL1850B, made by Makita Corporation)

Battery Life

Approximately 500 cycles of charge and discharge

Rated voltage

DC18V

Continuous availability time

6m standard type: Approximately 180 minutes (use BL1850B(18V/5Ah) batteries at the same time at air temperature of 25 degree Celsius/77 degree Fahrenheit)

4m standard type: Approximately 200 minutes (use BL1850B(18V/5Ah) batteries at the same time at air temperature of 25 degree Celsius/77 degree Fahrenheit)

Current Operations

For the year ended October 31, 2021, the Company sold 2 solar panel cleaning robots named “SOLAR SUNVA” for a total amount of $30,542 to MAKI Co, Ltd..

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

(2) To begin direct sales to consumers in Japan

The Company has tentative plans to evaluate the possibility of directly selling its products via web-based direct sales in Japan. It is possible that we may evaluate, and even begin, to do so in 2022, but we do not currently have any concrete plans to do so at this point in time.

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

(4) To develop new products

META DIVER

META DIVER is an application for smartphones that provides user experience with full-scale VR images. The purpose of the application is to provide 3D data such as historical heritage as VR video content.

The main function of the application is image reproductions of VR images and 360 degree images, with VR images of World Heritages, historical heritages, and natural heritage both in Japan and overseas as its contents. Currently, all contents in the applications are free of charge.

META DIVER is still in production and is expected to launch around May 2022.

The Company also have tentative plans, which have not progressed beyond intentions at this point, to evaluate the possibility of working on a underwater drone and a hover bike (flying bike). We are exploring the feasibility of these endeavors, however, there is no guarantee that such plans will come to fruition.

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

PATENTS AND TRADEMARKS

The following table includes our pending trademark applications.

Patent or Trademark	Application Number	Name	Applicant	Application date	Country	Record date
Trademark	2020-027977	SKY PLATINUM	World Scan Project Corporation	March 13, 2020	Japan	March 5, 2021
	T-5259		World Scan Project, Inc.	April 23, 2020	USA
Trademark	2020-026589	DRONE FITNESS	World Scan Project Corporation	March 11, 2020	Japan	September 24, 2020
Trademark	2020-026590	DRONE RACE CAFÉ	World Scan Project Corporation	March 11, 2020	Japan	September 24, 2020
Trademark	2020-007786	SOLAR SUNVA	World Scan Project Corporation	January 23, 2020	Japan	July 9, 2021
Trademark	2020-045941	SMART CITY SPRAY	World Scan Project Corporation	April 24, 2020	Japan	April 7, 2021
Trademark	2020-045942	SMART CITY MASK	World Scan Project Corporation	April 24, 2020	Japan	April 7, 2021
Trademark	2020-061544	SMART CITY FROZEN	World Scan Project Corporation	April 24, 2020	Japan	July 9, 2021
Trademark	2020-061552	TIME WARP DELI	World Scan Project Corporation	April 24, 2020	Japan	May 29, 2021
Trademark	2020-064420	DRONESOLOGY	World Scan Project Corporation	April 24, 2020	Japan	December 4, 2020
Trademark	2020-069802	DOKODEMO DOUJOKIN	World Scan Project Corporation	June 5, 2020	Japan	March 5, 2021
Trademark	2020-099990	SDGs DRONR	World Scan Project Corporation	August 12, 2020	Japan
Trademark	2020-122283	Droneglish	World Scan Project Corporation	October 2, 2020	Japan	August 6, 2021
Trademark	2020-131464	Dorograming	World Scan Project Corporation	October 23, 2020	Japan	November 5, 2021
Trademark	2020-132407	SKESELFEE	World Scan Project Corporation	October 26, 2020	Japan	October 15, 2021
Trademark	2020-134225	LSEEON CLOUD	World Scan Project Corporation	October 29, 2020	Japan
Trademark	2020-140874	MURAKUMO	World Scan Project Corporation	November 13, 2020	Japan	October 8, 2021
Trademark	2020-145756	3D DIVER	World Scan Project Corporation	November 26, 2020	Japan	September 29, 2021
Trademark	2020-149888	WSP / WORLD SCAN PROJECT	World Scan Project Corporation	December 4, 2020	Japan	November 18, 2021
Trademark	2020-154653	CARE CLOUD	World Scan Project Corporation	December 15, 2020	Japan
Trademark	2021-033240	FREAP	World Scan Project Corporation	March 19, 2021	Japan
Trademark	2021-034167	SKY DREAMER	World Scan Project Corporation	March 22, 2021	Japan	October 29, 2021
Trademark	2021-053953	FrozenMoment	World Scan Project Corporation	April 30, 2021	Japan
Trademark	2021-054960	SeaStreet	World Scan Project Corporation	May 6, 2021	Japan
Trademark	2021-058360	Intelligent village	World Scan Project Corporation	May 13, 2021	Japan
Trademark	2021-072523	Virtual Trip Exhibition	World Scan Project Corporation	June 11, 2021	Japan
Trademark	2021-078943	VIRTUAL STUDY TRAVEL	World Scan Project Corporation	June 24, 2021	Japan
Trademark	2021-078965	Digital Worshipping from Afar	World Scan Project Corporation	June 24, 2021	Japan
Trademark	2021-079992	Digital Geography and History	World Scan Project Corporation	June 28, 2021	Japan
Trademark	2021-080084	VR Worshipping from Afar	World Scan Project Corporation	June 28, 2021	Japan
Trademark	2021-087436	Drone Adventure	World Scan Project Corporation	July 13, 2021	Japan
Trademark	2021-087437	DEEPSEACASK	World Scan Project Corporation	July 13, 2021	Japan
Trademark	2021-111126	Flylly	World Scan Project Corporation	September 7, 2021	Japan
Trademark	2021-133847	Mature Twenty Thousand Mile	World Scan Project Corporation	October 27, 2021	Japan
Trademark	2021-136408	Metatours	World Scan Project Corporation	November 2, 2021	Japan
Trademark	2021-148950	THE CASK	World Scan Project Corporation	November 30, 2021	Japan

Employees

As of the date of this Annual Report, the Company, and its subsidiary, collectively have a total of 15 full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

The following table details the terms of the lease agreements for the various properties leased by the Company.

Work space	Address	Lessee	Lessor	Monthly Rent	Date of Agreement	Term (Expiration of Lease)
Tokyo Office	2-18-23-2F, Nishiwaseda, Shinjuku-ku, Tokyo, Japan	World Scan Project Corporation	Make V Holdings Co., Ltd,	JPY 200,000 $1,844	December 1, 2020	December 31, 2021

Kojimachi Office	3-5-2-201, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 601,920 $5,552	July 27, 2021	October 19, 2023
Kojimachi Office	3-5-2-1112, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 581,058 $5,359	July 1, 2021	September 30, 2023
Kojimachi Office	3-5-2-601, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY627,575 $5,788	September 3, 2021	December 2, 2023
Kojimachi Office	3-5-2-1102, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 270,200 $2,494	October 20, 2021	January 19, 2024

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

ADMISSION TO QUOTATION ON THE OTC MARKETPLACE

Our common stock is quoted on the OTC Markets Group Inc.’s (the “OTCM”) Pink Tier under the symbol “WDSP.” There is currently a limited trading market in the shares of our common stock.

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

These funds were and remain planned to be used for R&D, marketing and working capital.

Item 6. Selected Financial Data.

No applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of October 31, 2021 and 2020, we had cash and cash equivalents in the amount of $2,583,218 and $974,606, respectively. The increase in cash is attributed to increase of revenues. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $11,813,816 for the year ended October 31, 2021 as opposed to $4,952,542 for the year ended October 31, 2020.

Subsequent to October 31, 2021, the Company sold small-sized drones, named “SkyFight-X” or “SKY SELFIE”, totaling 1,526,750,000 JPY, approximately $14,083,110, to Drone Net. Drone Net is not a related party to the Company.

Net Income

We recorded net income of $2,332,451 for the year ended October 31, 2021 and net income of $1,314,098 for the year ended October 31, 2020. The increase in net income is attributed to an increase in revenue from 2020 to 2021.

Cash flow

For the year ended October 31, 2021, we had cash flows from operations in the amount of $2,032,197. For the year ended October 31, 2020, we had cash flows from operations in the amount of $568,826. The increase in operating cash flow, in our opinion, is attributed to increase in net income.

For the year ended October 31, 2021, we had cash flows from financing activities in the amount of $455. For the year ended October 31, 2020, we had cash flows from financing activities in the amount of $323,486. The decrease in financing cash flow, in our opinion, is attributed to the sale of common stock.

For the year ended October 31, 2021, we had negative cash flows from investing activities in the amount of $187,123. For the year ended October 31, 2020, we had cash flows from financing activities in the amount of $0. The decrease in investing cash flow, in our opinion, is attributed to the purchase of furniture, fixtures and equipment.

Working Capital

As of October 31, 2021 and 2020, we had working capital of $3,233,211 and $1,716,466, respectively.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of October 31, 2021, the Company recorded cash and cash equivalents of $2,583,218, an increase of $1,608,612 compared to $974,606 in the prior year ended October 31, 2020, and the Company's major source of liquidity derived from the sales of drones. As stated in the consolidated financial statements, the Company, for the year ended on October 31, 2021, recorded a net income of $2,332,451 (+177% y-o-y) and earned $2,032,197 (+357% y-o-y) in cash flows from operating activities.

Having reviewed the above, the Company realizes that our concerns, whether we shall be able to continue demonstrating those positive trends for the following years from the issuance of the financial statements, lies in our ability to generate revenue. Principally, the Company's consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue operate and/or perform our obligation in the future as well and procure any required fund to meet the redemption of its debt during the normal business operation.

The management also evaluated the estimated impact of COVID-19, which become a significant factor for social and economic activities since previous fiscal year, on the Company’s operation and business results for the years following the filing of the financial statements. The Company assessed that, although it depends on future developments relating to COVID-19, the impact on drone sales which is a major source of our liquidity shall be immaterial and the Company believes that it will not affect our assumptions as a going concern.

Based on its evaluation, with positive financial trends afore-mentioned, e.g. increase in net income and increase in net cash provided by operating activities, management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s prior year report.

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

Item 8. Financial Statements and Supplementary Data.

WORLD SCAN PROJECT, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 2738)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income	F4

Consolidated Statements of Changes in Shareholders’ Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F9

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of World Scan Project, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Scan Project, Inc. (the Company) as of October 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 1, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligations.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

May 10, 2022

-F2-

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2021	October 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$2,583,218	$974,606
Accounts receivable, trade	4,724	874,365
Other receivable, current	16,775	-
Advance payments and prepaid expenses	3,055,135	540,286
Inventories	47,994	8,809
TOTAL CURRENT ASSETS	5,687,846	2,398,066

Non-current assets
Furniture, fixtures and equipment, net	161,390	-
Lease asset long term	406,816	-
Long term prepaid expenses and security deposits, net	230,278	5,789
TOTAL NON-CURRENT ASSETS	798,484	5,789

TOTAL ASSETS	$6,486,330	$2,403,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other payables	$261,809	$141,205
Tax payable	495,987	527,283
Short-term lease liability	219,892	-
Deferred revenue	1,476,492	-
Due to related party	455	-
Other current liabilities	-	12,132
TOTAL CURRENT LIABILITIES	2,454,635	681,600

Non-Current Liabilities
Lease liability long term	219,474	-

TOTAL LIABILITIES	$2,674,109	$681,600

Shareholders’ Equity
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of October 31, 2021 and 2020)	$1,000	$1,000
Common stock ($.0001 par value, 200,000,000 shares authorized, 10,647,350 shares issued and outstanding as of October 31, 2021 and 2020)	1,065	1,065
Additional paid-in capital	323,990	323,987
Accumulated earnings	3,646,360	1,313,909
Accumulated other comprehensive income	(160,194)	82,294

TOTAL SHAREHOLDERS’ EQUITY	$3,812,221	$1,722,255

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,486,330	$2,403,855

The accompanying notes are an integral part of these audited financial statements.

-F3-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	October 31, 2021	October 31, 2020

Revenues	$11,813,816	$4,952,542
Cost of revenues	5,019,811	1,677,990
Gross profit	6,794,005	3,274,552

OPERATING EXPENSE
General and administrative expenses	3,462,056	1,488,687
Total operating Expenses	3,442,056	1,488,687

Income from operations	3,341,949	1,785,865

Other income (expense)
VAT Tax Credit	333,843	245,529
Other income	0	17
Interest expense	(3)	(2,377)
Total other income (expenses)	333,840	243,169

Net income before tax	3,665,789	2,029,034
Income tax expense	1,333,338	714,936
NET INCOME (LOSS)	$2,332,451	$1,314,098

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(242,488)	$82,294

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,089,963	$1,396,392

Income per common share
Basic	$0.22	$0.13
Diluted	$0.11	$0.07

Weighted average common shares outstanding
Basic	10,647,350	10,083,357
Diluted	20,647,350	20,083,357

The accompanying notes are an integral part of these audited financial statements.

-F4-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance – October 31, 2019	10,000,000	$1,000	10,000,000	$1,000	$(2,000)	$-	$(189)	$(189)

Net income	-	-	-	-	-	-	1,314,098	1,314,098
Imputed interest	-	-	-	-	2,377	-	-	2,377
Stock issuance Sept 2020	-	-	647,350	65	323,610	-	-	323,675
Foreign currency translation	-	-	-	-	-	82,294	-	82,294
Balance – October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

Net income	-	-	-	-	-	-	2,332,451	2,332,451
Imputed interest	-	-	-	-	3	-	-	3
Foreign currency translation	-	-	-	-	-	(242,488)	-	(242,488)
Balance – October 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(160,194)	$3,646,360	$3,812,221

The accompanying notes are an integral part of these audited financial statements.

-F5-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended		Year Ended
	October 31, 2021		October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,332,451		$1,314,098
Adjustments to reconcile net income to net cash provided by operating activities:		$
Depreciation and amortization	16,136		327
Imputed interest	3		2,377
Lease expense	99,850		-
Changes in operating assets and liabilities:
Accounts receivable	845,298		(874,365)
Advance payments and other prepaid expense	(2,626,641)		(546,402)
Inventories	(42,282)		(8,809)
Other receivable	(17,772)		-
Other assets	(211,855)		-
Accrued expenses and other payables	140,056		141,205
Other current liabilities	(12,751)		13,112
Income tax payables	12,710		527,283
Deferred revenue	1,564,294		-
ROU asset/liability	(67,300)		-
Net cash provided by operating activities	2,032,197		568,826

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(187,123)		-
Net cash used in investing activities	(187,123)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance	-		323,675
Proceeds from due to related party	455		145,323
Repayment of due to related party	-		(145,512)
Net cash provided by financing activities	455		323,486

Net effect of exchange rate changes on cash	$(236,917)		$82,294

Net Change in Cash and Cash Equivalents	1,608,612		974,606
Cash and cash equivalents – beginning of period	974,606		-
Cash and cash equivalents – end of period	$2,583,218		$974,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-		$-
Income taxes paid	$1,333,338		$207,773

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU asset/liability	555,942		-

The accompanying notes are an integral part of these audited financial statements.

-F6-

CONSOLIDATED NOTES TO THE AUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, World Scan Project Corporation, whose registered address is 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Fixed assets and depreciation

Property, plant and equipment are stated at cost less depreciation and impairment loss. The initial cost of the assets comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the respective assets as follows: computer software developed or acquired for internal use, 2 to 5 years; computer equipment, 2 to 5 years; buildings and improvements, 5 to 15 years; leasehold improvements, 2 to 10 years; and furniture and equipment, 1 to 5 years.

-F7-

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

October 31, 2021
Current JPY: US$1 exchange rate	114.00
Average JPY: US$1 exchange rate	108.41

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

Revenue recognition

The Company adopted ASC 606 – Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	Year Ended
	October 31,
	2021	2020

Revenues
Product sales	$11,637,104	$4,948,754
Program for educational institution	38,606	-
Other	138,104	3,788
Total Revenue Under ASC 606	11,813,816	4,952,542

Total Revenue Under ASC 606	$11,813,816	$4,952,542

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of October 31, 2021, the Company had deferred revenues of $1,476,494.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2021.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Each shareholder of Series A Preferred Stock may convert their shares at the option of the holder thereof into an equal amount of shares of any other class or series of the Company’s stock on a one to one basis, therefore the Company computes diluted earnings (loss) per shares by dividing net income (loss) by the sum of the total of weighted average number of common shares and total preferred shares outstanding.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of October 31, 2021 and October 31, 2020, the Company had no financial instruments.

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

The standard was effective for the Company beginning November 1, 2019, with early adoption permitted. The Company adopted the standard on November 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less at October 31, 2021. But the office rent contract is automatically renewed. The Company applied this standard to the Company’s consolidated financial statements at this period.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended October 31, 2021, 90.6% of the inventories were purchased from G-Force in the amount of $4,545,382.

For the year ended October 31, 2020, 84.9% of the inventories were purchased from G-Force in the amount of $1,432,356..

For the year ended October 31, 2020, 11.7% of the inventories were purchased from Radio Master in the amount of $196,525.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended October 31, 2021, 98.95% of total revenue was generated from Drone Net in the amount of $11,690,057.

For the year ended October 31, 2020, 99.9% of total revenue was generated from Drone Net in the amount of $4,948,824.

-F8-

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of October 31, 2021, the Company recorded cash and cash equivalents of $2,583,218, an increase of $1,608,612 compared to $974,606 in the prior year ended October 31, 2020, and the Company’s major source of liquidity derived from the sales of drones. As stated in the consolidated financial statements, the Company, for the year ended on October 31, 2021, recorded a net income of $2,332,451 (+177% y-o-y) and earned $2,032,197 (+357% y-o-y) in cash flows from operating activities.

Having reviewed the above, the Company realizes that our concerns, whether we shall be able to continue demonstrating those positive trends for the following years from the issuance of the financial statements, lies in our ability to generate revenue. Principally, the Company’s consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue operate and/or perform our obligation in the future as well and procure any required fund to meet the redemption of its debt during the normal business operation.

The management also evaluated the estimated impact of COVID-19, which become a significant factor for social and economic activities since previous fiscal year, on the Company’s operation and business results for the years following the filing of the financial statements. The Company assessed that, although it depends on future developments relating to COVID-19, the impact on drone sales which is a major source of our liquidity shall be immaterial and the Company believes that it will not affect our assumptions as a going concern.

Based on its evaluation, with positive financial trends afore-mentioned, e.g. increase in net income and increase in net cash provided by operating activities, management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s prior year report.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 – ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products. As of October 31, 2021 and October 31, 2020, the Company had advance payments of $3,051,911 and $540,286. Details of the advance payments as of October 31, 2021 and October 31, 2020 are as follows:

	October 31, 2021	October 31, 2020
Purchase of products from G-Force Inc.	$2,343,700	$402,408
Purchase of products from Jumper Technology	-	73,736
Purchase of products from Radio Maker	325,441	30,297
Purchase of parts from Solar Samba	119,395	-
Purchase of parts from Bluish Co., Ltd	21,360
Purchase of parts from Team M	48,246
Other	193,993	33,845
Totals	$3,035,135	$540,286

NOTE 5 – FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the year ended October 31, 2021, the Company purchased long-term assets, including a 360 laser scanner, and various tools, furniture and fixtures, totaling approximately $177,526. The Company is depreciating these assets over a five year period once they were put into use. Depreciation expense for the year ended October 31, 2021 was approximately $16,136.

NOTE 6 - INCOME TAXES

For the year ended October 31, 2021, the Company had income tax expense in the amount of $1,333,338.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2021	22.9%	25.37%	37.59%

As of October 31, 2021 and October 31, 2020, the Company had the income tax payable amount of $495,987 and $527,283.

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2021 and October 31, 2020.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of October 31, 2021 and October 31, 2020.

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

NOTE 9 – VAT TAX CREDIT

For the period ended October 31, 2020, VAT taxes collected on sales transactions were exempted from payment under the Japanese consumption tax rules, resulting in a gain on VAT tax of $245,529.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 3 years. We recognized $99,850 in operating lease costs for the year ended October 31, 2021.

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

The tables below present financial information associated with our leases. This information is only presented as of, and for the year ended, October 31, 2021. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	October 31, 2021	October 31, 2020

Right-of-use assets	Lease asset long	$406,816	$-
Current lease liabilities	Short-term lease liability	219,892	-
Non-current lease liabilities	Lease liability long term	219,474	-

Maturities of lease liabilities as of October 31, 2021 are as follows:

2022	219,892
2023	209,296
2024	10,178
Total	439,366
Add(Less): Imputed interest	(32,676)
Present value of lease liabilities	406,690

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 2, 2022, the date on which the consolidated financial statements were available to be issued and has found no material transactions to report except for the following:

Subsequent to October 31, 2021, the Company sold small-sized drones, named “SkyFight-X” or “SKY SELFIE”, totaling 1,526,750,000 JPY, approximately $14,083,110, to Drone Net. Drone Net is not a related party to the Company.

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

Our Chief Executive Officer, Ryohei Uetaki, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report October 31, 2021 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of October 31, 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

World Scan Project, Inc.

NAME	AGE	POSITION
Ryohei Uetaki	47	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	29	Chief Technology Officer

World Scan Project Corporation

NAME	AGE	POSITION
Ryohei Uetaki	47	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	29	Chief Technology Officer

Ryohei Uetaki

Mr. Ryohei Uetaki graduated from the Osaka Gakuin University Faculty of Commerce in 1997. In 2000, he incorporated Zero Step Ltd and assumed the position of president. In 2006, Zero Step Ltd ceased all operations. In 2006, Mr. Uetaki joined EAZ Holdings Ltd as a director in charge of the company’s marketing efforts. Mr. Uetaki remained as director of EAZ until 2007. From 2007 to 2019, he was engaged as an independent business consultant. From 2017 to 2018, he served as an associated professor of Keio University Graduate School. On October 25, 2019, he was appointed as the president, CEO and director of World Scan Project, Inc. On January 10, 2020, he was appointed as the CEO and member of SKYPR LLC. Inc. On January 22, 2020, he was appointed as the president, CEO and director of World Scan Project Corporation. October 19, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies, Inc.. On November 18, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies Corporation. Currently, he serves as the officer and director of World Scan Project, Inc., World Scan project Corporation, SKYPR LLC, Kids Cell Technologies, Inc. and Kids Cell Technologies Corporation.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended October 31, 2021.

Procedure for Nominating Directors

In 2021 and 2022, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended October 31, 2021 and for the year ended October 31, 2020 This in relation to the Company, World Scan Project, Inc.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2020	221,922		0	0	0	0	0	221,922
Yasumasa Ichikawa, Chief Technology Officer (2)	2020	110,961		0	0	0	0	0	110,961
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2019	111,540		0	0	0	0	0	111,540
Yasumasa Ichikawa, Chief Technology Officer (2)	2019	83,655		0	0	0	0	0	83,655

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

*The table below is as of October 31, 2021.

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

For the year ended October 31, 2021, the Company borrowed $455 from Ryohei Uetaki, our CEO. The total due as of October 31, 2021 and October 31, 2020 were $455 and $0, and were unsecured, due on demand and non-interest bearing.

During the year ended October 31, 2021, the Company had imputed interest of $3.

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

		2021	2020
Audit fees	M&K CPAS, PLLC	$31,000	$20,000
Audit related fees			-
Tax fees		$3,854	-
All other fees			-

Total		$34,854	$20,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended October 31, 2021. (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: May 10, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: May 10, 2022