Form 10-Q
period 2022-01-31
World Scan Project, Inc.
filed 2022-06-22
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2022

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

As of June 22, 2022, there were 10,647,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2022 (Unaudited)	October 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$1,948,250	$2,583,218
Accounts receivable, trade	15,745	4,724
Other receivable	-	16,775
Security deposits	60,568	-
Advance payments and prepaid expenses	3,605,812	3,055,136
Inventories	433,748	47,994
TOTAL CURRENT ASSETS	6,064,123	5,687,846

Non-current assets
Furniture, fixtures and equipment, net	$164,618	$161,390
Lease asset long	1,065,710	406,816
Long term prepaid expenses and security deposits, net	149,382	230,278
TOTAL NON-CURRENT ASSETS	1,379,710	798,484

TOTAL ASSETS	$7,443,833	$6,486,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$267,040	$261,809
Tax payable	1,372,348	495,987
Short-term lease liability	253,740	219,892
Deferred revenue	12,814	1,476,492
Due to related party	458	455
TOTAL CURRENT LIABILITIES	1,906,400	2,454,635

Non Current Liabilities
Lease liability long term	844,114	219,474

TOTAL LIABILITIES	$2,750,514	$2,674,109

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of January 31, 2022 and October 31, 2021)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,647,350 shares issued and outstanding as of January 31, 2022 and October 31, 2021)	1,065	1,065
Additional paid-in capital	323,990	323,990
Accumulated earnings	4,584,901	3,646,360
Accumulated other comprehensive income	(217,637)	(160,194)

TOTAL SHAREHOLDERS' EQUITY	$4,693,319	$3,812,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,443,833	$6,486,330

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	January 31, 2022	January 31, 2021

Revenues	$4,930,028	$2,086,778
Cost of revenues	2,383,933	761,907
Gross profit	2,456,035	1,324,871

OPERATING EXPENSE
General and administrative expenses	955,237	702,786
Total operating Expenses	955,237	702,786

Income from operations	1,590,798	622,085

Other income	19,463	107,286
Other expenses	-	(378)
Total other income (expenses)	19,463	106,908

Net income before tax	1,610,261	728,993
Income tax expense	671,720	376,564
NET INCOME (LOSS)	$938,541	$352,429

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(57,443)	$526

TOTAL COMPREHENSIVE INCOME (LOSS)	$881,098	$352,955

Income per common share
Basic	$0.09	$0.03
Diluted	$0.05	$0.02

Weighted average common shares outstanding
Basic	10,647,350	10,647,350
Diluted	20,647,350	20,647,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING JANUARY 31, 2022

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(160,194)	$3,646,360	$3,812,221

Net income	-	-	-	-	-	-	938,541	938,541
Foreign currency translation	-	-	-	-	-	(57,443)	-	(57,443)
Balance - January 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(217,637)	$4,584,901	$4,693,319

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDING JANUARY 31, 2021

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

Net income	-	-	-	-	-	-	352,429	352,429
Foreign currency translation	-	-	-	-	-	526	-	526
Balance - January 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,820	$1,666,338	$2,075,210

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Three Months Ended		For the Three Months Ended
		January 31, 2022		January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$938,541		$352,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	$		$
Depreciation and amortization		8,734		-
Lease expense		81,246		-
Changes in operating assets and liabilities:
Accounts receivable		(11,247)		(260,328)
Other receivable		16,735		-
Advance payments and other prepaid expense		(633,996)		(497,119)
Deposit		5,107		-
Inventories		(390,316)		(409,500)
Other long-term and intangible assets		-		(6,234)
Other assets		-		(9,654)
Accounts payable		8,586		13,568
Accrued expenses		-		64,021
Income tax payable		891,602		455,739
Deferred revenues		(1,460,087)		-
ROU Asset/Liability		(81,652)		-
Other current liabilities		-		(10,737)
Net cash used in operating activities		(626,747)		(301,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets		(14,029)		-
Net cash used in investing activities		(14,029)		-

Net effect of exchange rate changes on cash		$5,808		$526

Net Change in Cash and Cash Equivalents		(634,968)		(301,055)
Cash and cash equivalents - beginning of period		2,583,218		974,606
Cash and cash equivalents - end of period		$1,948,250		$673,551

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$-		$-
Income taxes paid		$-		$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability		$1,207,972		$110,119

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2022

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

January 31, 2022
Current JPY: US$1 exchange rate	115.44
Average JPY: US$1 exchange rate	114.27

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

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	Period Ended
	January 31,
	2022	2021

Revenues
Product sales	$4,906,820	$2,082,778
Program for educational institution	23,208	-
Total Revenue Under ASC 606	4,930,028	2,082,778

Total Revenue Under ASC 606	$4,930,028	$2,082,778

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of January 31, 2022, the Company had deferred revenues of $12,814.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as deferred revenues. As of January 31, 2022, the Company had no deferred revenues related to the educational institution program.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at January 31, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of January 31, 2022 and October 31, 2021, the Company had no off-balance-sheet financial instruments.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of January 31, 2022, the Company recorded net income of $938,541, an increase of $528,669 compared to the same period in the prior fiscal year ended October 31, 2021, and the Company’s major source of liquidity derived from the sales of drones. As stated in the fiscal 2021 year-end consolidated financial statements, the Company, for the year ended October 31, 2021, recorded a net income of $2,332,451 (+177% y-o-y) and earned $2,032,197 (+357% y-o-y) in cash flows from operating activities.

Having reviewed the above, the Company realizes that our concerns, whether we shall be able to continue demonstrating those positive trends for the following years from the issuance of the financial statements, lies in our ability to generate revenue. Principally, the Company’s consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue to operate and/or perform our obligation in the future as well and to procure any required funds to meet the redemption of its debt during the normal business operation.

The management also evaluated the estimated impact of COVID-19, which has become a significant factor for social and economic activities, since the previous fiscal year, on the Company’s operation and business results for the years following the filing of the financial statements. The Company assessed that, although it depends on future developments relating to COVID-19, the impact on drone sales, which is a major source of our liquidity, shall be immaterial and the Company believes that it will not affect our assumptions as a going concern.

Based on its evaluation, with positive financial trends afore-mentioned, e.g. increase in net income and increase in net cash provided by operating activities, management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s fiscal 2020 year-end report.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 – ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for undelivered products. As of January 31, 2022 and October 31, 2021, the Company had advance payments of $3,605,812 and $3,035,136, respectively. Details of the advance payments as of January 31, 2022 and October 31, 2021 are as follows:

	January 31, 2022	October 31, 2021
Purchase of products from G-Force Inc.	$3,226,367	$2,343,700
Purchase of products from Radio Master	39,548	325,441
Purchase of parts from Sankyu Co./Solar Samba	106,403	119,395
Purchase of services from Kenedix Property Design, Inc.	19,829	-
Purchase of services from Japan Renewable Energy Business	29,616	-
Purchase of parts from Bluish Co., Ltd	3,768	21,360
Purchase of parts from Team M	48,246	48,246
Other	132,035	193,993
Totals	$3,605,812	$3,035,135

NOTE 5 – FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended January 31, 2022, the Company purchased long-term assets totaling approximately $14,029. The Company is depreciating these assets over a five year period once they were put into use. Depreciation expense for the period ended January 31, 2022 was approximately $8,734.

During the year ended October 31, 2021, the Company purchased long-term assets, including a 360 laser scanner, and various tools, furniture and fixtures, totaling approximately $177,526. The Company is depreciating these assets over a five year period once they were put into use. Depreciation expense for the year ended October 31, 2021 was approximately $16,136.

NOTE 6 - INCOME TAXES

For the period ended January 31, 2022, the Company had income tax expense in the amount of $671,720.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 8 million	Over JPY 8 million
2022	15.0%	23.2%

As of January 31, 2022 and October 31, 2021, the Company had income tax payable totaling $986,528 and $325,692, respectively. tax payable amount includes consumption tax payable totaling $385,820 as of January 31, 2022 and $170,205 as of October 31, 2021, which does not affect to income tax expense account.

NOTE 7 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of January 31, 2022 and October 31, 2021.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of January 31, 2022 and October 31, 2021.

NOTE 8 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of January 31, 2022, our CEO and Director, Ryohei Uetaki, has advanced to the Company approximately $458 for expenses. This advance is considered as a loan to the company which is unsecured, noninterest-bearing and payable on demand.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 3 years. We recognized $81,246 in operating lease costs for the period ended January 31, 2022.

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

	Balance Sheet Classification	October 31, 2021	October 31, 2020

Right-of-use assets	Lease asset long	$1,065,711	$406,816
Current lease liabilities	Short-term lease liability	253,740	219,892
Non-current lease liabilities	Lease liability long term	844,114	219,474

Maturities of lease liabilities as of January 31, 2022 are as follows:

2022	189,883
2023	260,559
2024	72,300
2025	66,632
2026 and beyond	509,349
Total	1,097,854
Add(Less): Imputed interest	(315,179)
Present value of lease liabilities	787,721

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 22, 2022, the date on which the consolidated financial statements were available to be issued.

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of January 31, 2022 we had cash and cash equivalents in the amount of $1,948,250. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $4,930,028 for the three months ended January 31, 2022. We recorded revenues of $2,086,778 for the three months ended January 31, 2021. The variance is due to the fact that the company began ramping up operations during 2021.

Net Income

We recorded net income of $938,541 for the three months ended January 31, 2022. We recorded a net income of $352,429 for the three months ended January 31, 20201.

Cash flow

For the three months ended January 31, 2022, we had negative cash flows used in operations in the amount of $626,747. The decrease in operating cash flow is attributed to prepaid manufacturing services during this this period. For the three months ended January 31, 2022, we had negative cash flows from investing activities in the amount of $14,029. For the three months ended January 31, 2022, we had no cash flows from financing activities.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of January 31, 2022, the Company recorded net income of $938,541, an increase of $586,112 compared to the same period in the prior fiscal year ended October 31, 2021, and the Company’s major source of liquidity derived from the sales of drones. As stated in the fiscal 2021 year end consolidated financial statements, the Company, for the year ended October 31, 2021, recorded a net income of $2,332,451 (+177% y-o-y) and earned $2,032,197 (+357% y-o-y) in cash flows from operating activities.

Having reviewed the above, the Company realizes that our concerns, whether we shall be able to continue demonstrating those positive trends for the following years from the issuance of the financial statements, lies in our ability to generate revenue. Principally, the Company’s consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue to operate and/or perform our obligation in the future as well and to procure any required funds to meet the redemption of its debt during the normal business operation.

The management also evaluated the estimated impact of COVID-19, which has become a significant factor for social and economic activities, since the previous fiscal year, on the Company’s operation and business results for the years following the filing of the financial statements. The Company assessed that, although it depends on future developments relating to COVID-19, the impact on drone sales, which is a major source of our liquidity, shall be immaterial and the Company believes that it will not affect our assumptions as a going concern.

Based on its evaluation, with positive financial trends afore-mentioned, e.g. increase in net income and increase in net cash provided by operating activities, management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s fiscal 2020 year end report.

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

As of January 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended January 31, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: June 22, 2022