Form 10-Q
period 2022-04-30
World Scan Project, Inc.
filed 2022-07-29
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2022

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

As of July 29, 2022, there were 10,647,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2022 (Unaudited)	October 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$1,913,487	$2,583,218
Accounts receivable, trade	-	4,724
Other receivable	97	16,775
Advance payments and prepaid expenses	5,970,709	3,055,135
Inventories	181,403	47,994
Short term portion of lease deposits	49,463	-
TOTAL CURRENT ASSETS	8,115,159	5,687,846

Non-current assets
Furniture, fixtures and equipment, net	$364,062	$161,390
Lease asset, long term	945,579	406,816
Long term lease deposits, net	115,898	230,278
Other intangible assets, non-current	25,819	-
TOTAL NON-CURRENT ASSETS	1,451,358	798,484

TOTAL ASSETS	$9,566,517	$6,486,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$228,545	$261,809
Tax payable	2,145,591	495,987
Short-term lease liability	270,518	219,892
Deferred revenue	4,758	1,476,492
Other current liabilities	20,752	-
Due to related party	458	455
TOTAL CURRENT LIABILITIES	2,670,622	2,454,635

Non Current Liabilities
Lease liability long term	727,450	219,474

TOTAL LIABILITIES	$3,398,072	$2,674,109

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of April 30, 2022 and October 31, 2021)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,647,350 shares issued and outstanding as of April 30, 2022 and October 31, 2021)	1,065	1,065
Additional paid-in capital	323,990	323,990
Accumulated earnings	6,732,182	3,646,360
Accumulated other comprehensive income	(889,792)	(160,194)

TOTAL SHAREHOLDERS' EQUITY	$6,168,445	$3,812,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,566,517	$6,486,330

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended April 30, 2022	For the Three Months Ended April 30, 2021	For the Six Months Ended April 30, 2022	For the Six Months Ended April 30, 2021

Revenues	$8,266,406	$2,483,924	$13,196,434	$4,570,702
Cost of revenues	3,680,443	836,959	6,064,436	1,598,866
Gross profit	$4,585,963	$1,646,965	$7,131,998	$2,971,836

OPERATING EXPENSE
General and administrative expenses	1,161,020	932,257	2,116,257	1,635,346
Total operating expenses	1,161,020	932,257	2,116,257	1,635,346

Income from operations	3,424,943	714,708	5,015,741	1,336,490

Other income (expense)
Other income	7,727	116,429	27,190	223,715
Translation income (expense)	-	(354)	-	(431)
Total other income (expenses)	7,727	116,075	27,190	223,284

Net income before tax	3,432,670	830,783	5,042,931	1,559,774
Income tax expense	1,285,389	265,094	1,957,109	641,658
NET INCOME	$2,147,281	$565,687	$3,085,822	$918,116

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(672,155)	$(93,253)	$(729,598)	$(92,725)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,475,126	$472,436	$2,356,224	$825,391

Income per common share
Basic	$0.20	$0.05	$.29	$.09
Diluted	$0.10	$0.03	$.15	$.04

Weighted average common shares outstanding
Basic	10,647,350	10,647,350	10,647,350	10,647,350
Diluted	20,647,350	20,647,350	20,647,350	20,647,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING APRIL 30, 2022

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance – October 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(160,194)	$3,646,360	$3,812,221

Net income	-	-	-	-	-	-	938,541	938,541
Foreign currency translation	-	-	-	-	-	(57,443)	-	(57,443)
Balance – January 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(217,637)	$4,584,901	$4,693,319

Net income	-	-	-	-	-	-	2,147,281	2,147,281
Foreign currency translation	-	-	-	-	-	(672,155)	-	(672,155)
Balance – April 30, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(889,792)	$6,732,182	$6,168,445

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDING APRIL 30, 2021

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance – October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

Net income	-	-	-	-	-	-	352,429	352,429
Foreign currency translation	-	-	-	-	-	526	-	526
Balance – January 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,820	$1,666,338	$2,075,210

Net income	-	-	-	-	-	-	565,687	565,687
Foreign currency translation	-	-	-	-	-	(93,251)	-	(93,251)
Balance – April 30, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,987	$(10,431)	$2,232,025	$2,547,646

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Six Months Ended		For the Six Months Ended
		April 30, 2022		April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$3,085,822		$918,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	$		$
Depreciation		22,179		-
Amortization of long term deposits		58,377		-
Lease expense		165,942		25,037
Changes in operating assets and liabilities:
Accounts receivable		4,598		(253,929)
Other receivable		16,221		-
Advance payments and other prepaid expense		(3,651,301)		(618,056)
Inventories		(152,870)		(622,416)
Other assets		-		(9,513)
Deposit		(15,148)		-
Accounts payable		-		265,988
Accrued expenses and other payables		19,453		(120,935)
Software		(28,232)		-
Income tax payable		1,877,878		544,778
Deferred revenues		(1,431,916)		-
ROU Asset/Liability		(146,103)		(25,037)
Other current liabilities		-		(12,951)
Net cash provided by (used in) operating activities		(175,100)		91,082

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets		(243,462)		(109,426)
Net cash used in investing activities		(243,462)		(109,426)

Net effect of exchange rate changes on cash		$(251,169)		$(37,564)

Net Change in Cash and Cash Equivalents		(669,731)		(55,908)
Cash and cash equivalents - beginning of period		2,583,218		974,606
Cash and cash equivalents - end of period		$1,913,487		$918,698

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$-		$-
Income taxes paid		$-		$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability		$1,269,132		$110,119

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2022

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

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. We are a start-up stage company currently focused on developing, designing and selling small sized drones which may be used for a variety of purposes. During the period ended April 30, 2022, we ordered   cryptocurrency miners with expected delivery in the next fiscal quarter. The Company intends to capitalize on the growing popularity of cryptocurrency by expanding its operations to include the sale of cryptocurrency miners. Currently our sales team is reaching out to potential customers and our goal is to sell 50 units each month. We hope to revise our sales plan in the future, as we grow our customer base, so that the cryptocurrency miners will be a mainstay commercial product of the Company.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

April 30, 2022
Current JPY: US$1 exchange rate	128.86
Average JPY: US$1 exchange rate	117.12

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

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	Period Ended
	April 30,
	2022	2021

Revenues
Product sales	$13,140,491	$4,570,702
Drone imaging and video production	20,958	-
Program for educational institution	34,985	-
Total Revenue Under ASC 606	13,196,434	4,570,702

Total Revenue Under ASC 606	$13,196,434	$4,570,702

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of April 30, 2022, the Company had deferred revenues of $4,758.

Revenue from drone imaging and video production

Revenue for drone imaging and video production is recognized when the products and/or services are delivered or provided to the customer and the customer completes the product inspection. Cash receipts for undelivered products or services are recorded as deferred revenues. As of April 30, 2022, the Company had no deferred revenues related to drone imaging and video production.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as deferred revenues. As of April 30, 2022, the Company had no deferred revenues related to the educational institution program.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of April 30, 2022 and October 31, 2021, the Company had no off-balance-sheet financial instruments.

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

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of April 30, 2022, the Company recorded net income of $3,085,822, an increase of $2,167,706 compared to the same period in the prior fiscal year ended October 31, 2021, and the Company’s major source of liquidity derived from the sales of drones. As stated in the fiscal 2021 year-end consolidated financial statements, the Company, for the year ended October 31, 2021, recorded a net income of $2,332,451 (+177% y-o-y) and earned $2,032,197 (+357% y-o-y) in cash flows from operating activities.

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

NOTE 4 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for undelivered products and other prepaid services. As of April 30, 2022 and October 31, 2021, the Company had advance payments of $5,970,709 and $3,035,135, respectively. Details of the advance payments as of April 30, 2022 and October 31, 2021 are as follows:

	April 30, 2022	October 31, 2021
Purchase of products from G-Force Inc.	$948,449	$2,343,700
Purchase of products from Radio Master	115,784	325,441
Purchase of parts from Sankyu Co./Solar Samba	95,322	119,395
Purchase of services from Kenedix Property Design, Inc.	21,287	-
Purchase of services from Japan Renewable Energy Business	23,071	-
Purchase of parts from Bluish Co., Ltd	-	21,360
Purchase of parts from Team M	42,682	48,246
Purchase of cryptocurrency miners from Cellessence Corp.	4,334,937	-
Other	389,177	193,993
Totals	$5,970,709	$3,035,135

NOTE 5 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended April 30, 2022, the Company purchased long-term assets totaling approximately $243,462, of which approximately $171,310 of Leasehold improvements were added, related to our lease at Tenshodo Bldg. 12F, 4-3-9 Ginza, Chuo-ku, Tokyo. The Company is depreciating these assets over a range of 3 to 10 years once they were put into use. Depreciation expense for the period ended April 30, 2022 was approximately $22,179.

During the year ended October 31, 2021, the Company purchased long-term assets, including a 360 laser scanner, and various tools, furniture and fixtures, totaling approximately $177,526. The Company is depreciating these assets over a five year period once they were put into use. Depreciation expense for the year ended October 31, 2021 was approximately $16,136. Details of the advance payments as of April 30, 2022 and October 31, 2021 are as follows:

	April 30, 2022	October 31, 2021
Furniture, fixtures & equipment, other	226,111	177,526
Leasehold improvements	171,310	-
Accumulated depreciation	(33,359)	(16,136)
Total Furniture fixtures and equipment	$364,062	$161,390

NOTE 6 - INCOME TAXES

For the period ended April 30, 2022, the Company had income tax expense in the amount of $1,957,109.

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

As of April 30, 2022 and October 31, 2021, the Company had income tax payable totaling $1,436,056 and $325,692, respectively. tax payable amount includes consumption tax payable totaling $709,535 as of April 30, 2022 and $170,219 as of October 31, 2021, which does not affect to income tax expense account.

NOTE 7 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of April 30, 2022 and October 31, 2021.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of April 30, 2022 and October 31, 2021.

NOTE 8 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of April 30, 2022, our CEO and Director, Ryohei Uetaki, has advanced to the Company approximately $458 for expenses. This advance is considered as a loan to the company which is unsecured, noninterest-bearing and payable on demand.

NOTE 9 - LEASE ASSETS AND LIABILITIES

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 3 years. We recognized $165,942 in operating lease costs for the period ended April 30, 2022.

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

	Balance Sheet Classification	October 31, 2021	October 31, 2020

Right-of-use assets	Lease asset long	$945,579	$406,816
Current lease liabilities	Short-term lease liability	270,518	219,892
Non-current lease liabilities	Lease liability long term	727,450	219,474

Maturities of lease liabilities as of April 30, 2022 are as follows:

2022	138,832
2023	262,166
2024	79,746
2025	59,835
2026 and beyond	457,389
Total	997,968
Add(Less): Imputed interest	(278,087)
Present value of lease liabilities	719,881

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 29, 2022, the date on which the consolidated financial statements were available to be issued and has found no significant events to report.

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of April 30, 2022 we had cash and cash balance in the amount of $1,913,487. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded product revenues of $13,196,434 for the six months ended April 30, 2022. We recorded product revenues of $4,570,702 for the six months ended April 30, 2021. The variance is due to the fact that the company has been continuing to grow and expand their relationships with existing customers and has also been expanding its customer base by developing relationships with new customers.

Net Income

We recorded net income of $3,085,822 for the six months ended April 30, 2022. We recorded a net income of $918,116 for the six months ended April 30, 2021.

Cash flow

For the six months ended April 30, 2022, we had negative cash flows used in operations in the amount of $175,100. The decrease in operating cash flow is attributed to prepaid manufacturing services during this this period and recognition of deferred revenues. For the six months ended April 30, 2022, we had negative cash flows from investing activities in the amount of $243,462. For the six months ended April 30, 2022, we had no cash flows from financing activities.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of April 30, 2022, the Company recorded net income of $3,085,822, an increase of $2,167,706 compared to the same period in the prior fiscal year ended October 31, 2021, and the Company’s major source of liquidity derived from the sales of drones. As stated in the fiscal 2021 year-end consolidated financial statements, the Company, for the year ended October 31, 2021, recorded a net income of $2,332,451 (+177% y-o-y) and earned $2,032,197 (+357% y-o-y) in cash flows from operating activities.

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

Based on its evaluation, with positive financial trends afore-mentioned in net income, the management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s fiscal 2020 year-end report.

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

As of April 30, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended April 30, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: July 29, 2022