Form 10-Q
period 2022-07-31
World Scan Project, Inc.
filed 2022-10-31
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2022

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

As of July 31, 2022, there were 10,647,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2022 (Unaudited)	October 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$1,664,520	$2,583,218
Accounts receivable, trade	1,431	4,724
Accounts receivable, related party	8,201	-
Other receivable– related party	727,911	16,775
Advance payments and prepaid expenses	25,115,340	3,035,135
Inventories	178,386	47,994
Short term portion of lease deposits	41,321	-
TOTAL CURRENT ASSETS	27,737,110	5,687,846

Non-current assets
Furniture, fixtures and equipment, net	$336,624	$161,390
Lease asset, long term	837,212	406,816
Long term lease deposits, net	96,234	230,278
Other intangible assets, non-current	23,274	-
TOTAL NON-CURRENT ASSETS	1,293,344	798,484

TOTAL ASSETS	$29,030,454	$6,486,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$631,632	$261,809
Accrued expenses – related party	20,394	-
Tax payable	1,611,136	495,987
Short-term lease liability	258,875	219,892
Deferred revenue	20,667,697	1,476,492
Due to related party	458	455
TOTAL CURRENT LIABILITIES	23,190,192	2,454,635

Non Current Liabilities
Lease liability long term	634,000	219,474

TOTAL LIABILITIES	$23,824,192	$2,674,109

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of July 31, 2022 and October 31, 2021)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,647,350 shares issued and outstanding as of July 31, 2022 and October 31, 2021)	1,065	1,065
Additional paid-in capital	323,990	323,990
Accumulated earnings	5,813,190	3,646,360
Accumulated other comprehensive income	(932,983)	(160,194)

TOTAL SHAREHOLDERS' EQUITY	$5,206,262	$3,812,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,030,454	$6,486,330

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended July 31, 2022	For the Three Months Ended July 31, 2021	For the Nine Months Ended July 31, 2022	For the Nine Months Ended July 31, 2021

Revenues	$(47,570)	$3,126,603	$13,148,864	$7,697,305
Revenues – related party	8,191	-	8,191	-
Cost of revenues	205,279	1,492,729	6,269,715	3,091,595
Gross profit (loss)	$(244,658)	$1,633,874	$6,887,340	$4,605,710

OPERATING EXPENSE
General and administrative expenses	1,167,096	827,644	3,283,353	2,462,990
Total operating expenses	1,167,096	827,644	3,283,353	2,462,990

Income (loss) from operations	(1,411,754)	806,230	3,603,987	2,142,720

Other income (expense)
Other income (expense)	(1,202)	89,698	25,988	313,413
Translation income (expense)	-	(1)	-	(432)
Total other income (expenses)	(1,202)	89,697	25,988	312,981

Net income (loss) before tax	(1,412,956)	895,927	3,629,975	2,455,701
Income tax expense	(493,964)	351,343	1,463,145	993,001
NET INCOME (LOSS)	$(918,992)	$544,584	$2,166,830	$1,462,700

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(43,191)	$(4,945)	$(772,789)	$(97,670)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(962,183)	$539,639	$1,394,041	$1,365,030

Income per common share
Basic	$(0.09)	$0.05	$.20	$.14
Diluted	$(0.09)	$0.03	$.10	$.07

Weighted average common shares outstanding
Basic	10,647,350	10,647,350	10,647,350	10,647,350
Diluted	10,647,350	20,647,350	20,647,350	20,647,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING JULY 31, 2022

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(160,194)	$3,646,360	$3,812,221

Net income	-	-	-	-	-	-	938,541	938,541
Foreign currency translation	-	-	-	-	-	(57,443)	-	(57,443)
Balance - January 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(217,637)	$4,584,901	$4,693,319

Net income	-	-	-	-	-	-	2,147,281	2,147,281
Foreign currency translation	-	-	-	-	-	(672,155)	-	(672,155)
Balance - April 30, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(889,792)	$6,732,182	$6,168,445
Net loss	-	-	-	-	-	-	(918,992)	(918,992)
Foreign currency translation	-	-	-	-	-	(43,191)	-	(43,191)
Balance - July 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(932,983)	$5,813,190	$5,206,262

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDING JULY 31, 2021

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance – October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

Net income	-	-	-	-	-	-	352,429	352,429
Foreign currency translation	-	-	-	-	-	526	-	526
Balance – January 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,820	$1,666,338	$2,075,210

Net income	-	-	-	-	-	-	565,687	565,687
Foreign currency translation	-	-	-	-	-	(93,251)	-	(93,251)
Balance – April 30, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,987	$(10,431)	$2,232,025	$2,547,646
Net income	-	-	-	-	-	-	544,584	544,584
Foreign currency translation	-	-	-	-	-	(4,945)	-	(4,945)
Balance – July 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,987	$(15,376)	$2,776,609	$3,087,285

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Nine Months Ended		For the Nine Months Ended
		July 31, 2022		July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$2,166,830		$1,462,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	$		$
Depreciation		35,674		8,155
Amortization of long term deposits		78,270		-
Lease expense		241,458		56,709
Changes in operating assets and liabilities:
Accounts receivable		(6,187)		(453,391)
Other receivable – related party		(784,048)		-
Advance payments and other prepaid expense		(24,822,770)		(1,754,216)
Inventories		(151,316)		(253,063)
Other assets		-		(75,595)
Deposit		(14,501)		-
Accrued expenses and other payables		472,716		90,981
Income tax payable		1,794,931		819,771
Deferred revenues		21,331,045		-
ROU Asset/Liability		(218,345)		(56,709)
Other current liabilities		-		112,714
Net cash provided by (used in) operating activities		123,757		(41,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets		(219,651)		(195,607)
Other Assets		(25,568)		-
Net cash used in investing activities		(245,219)		(195,607)

Net effect of exchange rate changes on cash		$(797,236)		$(30,656)

Net Change in Cash and Cash Equivalents		(918,698)		(268,207)
Cash and cash equivalents - beginning of period		2,583,218		974,606
Cash and cash equivalents - end of period		$1,664,520		$706,399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$-		$-
Income taxes paid		$-		$3,900,822

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability		$1,269,132		$352,250

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JULY 31, 2022

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

In September 2020, the Company entered into subscription agreements with 41 shareholders. Pursuant to these agreements, the Company issued 647,350 shares of common stock in total to these shareholders and received $323,675 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was the equivalent of about 0.50 USD.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. We are a start-up stage company currently focused on developing, designing and selling small sized drones which may be used for a variety of purposes. During the period ended July 31, 2022, we purchased cryptocurrency miners. The Company intends to capitalize on the growing popularity of cryptocurrency by expanding its operations to include the sale of cryptocurrency miners. Currently our sales team is reaching out to potential customers and our goal is to sell 50 units each month. We hope to revise our sales plan in the future, as we grow our customer base, so that the cryptocurrency miners will be a mainstay commercial product of the Company. The company has not, and will not, sell digital currency of any kind. The company sells physical cryptocurrency miners that our clients can then use for their own purposes.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

July 31, 2022
Current JPY: US$1 exchange rate	134.61
Average JPY: US$1 exchange rate	122.53

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

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	Period Ended
	July 31,
	2022	2021

Revenues
Product sales	$12,905,805	$4,570,702
Drone imaging and video production	20,031	-
Program for educational institution	34,869	-
Other	196,350
Total Revenue Under ASC 606	13,157,055	4,570,702

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of July 31, 2022, the Company had deferred revenues of $20,667,697.

Included in product sales for the period ended July 31, 2022, are three sales transactions of cryptocurrency mining units. These three transactions accounted for 76% of total revenue for the third fiscal quarter.

Revenue from drone imaging and video production

Revenue for drone imaging and video production is recognized when the products and/or services are delivered or provided to the customer and the customer completes the product inspection. Cash receipts for undelivered products or services are recorded as deferred revenues. As of July 31, 2022, the Company had no deferred revenues related to drone imaging and video production.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as deferred revenues. As of July 31, 2022, the Company had no deferred revenues related to the educational institution program.

Revenue – related party

During the period ended July 31, 2022, revenue totaling $8,191 was recognized from sales to related party ZEXAVERSE Corporation (hereinafter referred to as “ZEXAVERSE”). ZEXAVERSE is considered as a related party due to the fact that Ryohei Uetaki, CEO of the Company, controls the said company. During the period ended July 31, 2022, revenue totaling $1,003,641 was recognized from sales to related party.

The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of July 31, 2022 and October 31, 2021, the Company had no off-balance-sheet financial instruments.

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

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of July 31, 2022, the Company recorded net income of $2,166,830, an increase of $704,130 compared to the same period in the prior fiscal year ended October 31, 2021, and the Company’s major source of liquidity derived from the sales of drones. As stated in the fiscal 2021 year-end consolidated financial statements, the Company, for the year ended October 31, 2021, recorded a net income of $2,332,451 (+177% y-o-y) and earned $2,032,197 (+357% y-o-y) in cash flows from operating activities.

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

NOTE 4 – ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for undelivered products and other prepaid services. As of July 31, 2022 and October 31, 2021, the Company had advance payments of $25,115,340 and $3,035,135, respectively. Especially, advance payments made in relation to cryptocurrency miners are notable amount, due to a large number of orders placed with our suppliers. Details of the advance payments as of July 31, 2022 and October 31, 2021 are as follows:

	July 31, 2022	October 31, 2021
Purchase of products from G-Force Inc.	$903,051	$2,343,700
Purchase of products from Radio Master	54,194	325,441
Purchase of parts from Sankyu Co./Solar Samba	91,249	119,395
Purchase of services from Kenedix Property Design, Inc.	19,664	-
Purchase of services from Japan Renewable Energy Business	18,773	-
Purchase of parts from Bluish Co., Ltd	-	21,360
Purchase of parts from Team M	40,859	48,246
Purchase of cryptocurrency miners from Cellessence Corp.	23,238,690	-
Purchase of parts from Market Express Capital Co., Ltd	396,048	-
Purchase of parts from Wise Partners Co., Ltd	251,984	-
Other	110,828	176,993
Totals	$25,115,340	$3,035,135

NOTE 5 – FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

the Company purchased long-term assets totaling $219,651 during The period ended July 31, 2022. Depreciation expense for the period ended July 31, 2022 was approximately $35,674.

During the year ended October 31, 2021, the Company purchased long-term assets, including a 360 laser scanner, and various tools, furniture and fixtures, totaling approximately $177,526. The Company is depreciating these assets over a five year period once they were put into use. Depreciation expense for the year ended October 31, 2021 was approximately $16,136. Details of the fixed assets as of July 31, 2022 and October 31, 2021 are as follows:

	July 31, 2022	October 31, 2021
Furniture, fixtures & equipment, other	216,452	177,526
Leasehold improvements	163,993	-
Accumulated depreciation	(43,821)	(16,136)
Total Furniture fixtures and equipment	$336,624	$161,390

NOTE 6 - DEFERRED REVENUE

Deferred revenue is the amount the Company received in advance from the customer for their orders placed with us. The said amount is notable because it contains transactions related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 7 - INCOME TAXES

For the period ended July 31, 2022, the Company had income tax expense in the amount of $1,463,145.

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

As of July 31, 2022 and October 31, 2021, the Company had income tax payable totaling $1,000,263 and $325,692, respectively. tax payable amount includes consumption tax payable totaling $610,873 as of July 31, 2022 and $170,219 as of October 31, 2021, which does not affect to income tax expense account.

NOTE 8 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2022 and October 31, 2021.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of July 31, 2022 and October 31, 2021.

NOTE 9- REVENUES AND COST OF REVENUE

During the three months of this quarter (May to July 2022), the Company started to sell cryptocurrency miners (3 units in total), aiming to expand the revenue sources. For drone sales, a major sales item of the Company until the previous quarters, the sales were resulted almost none. The sales item portfolio has been changed in this quarter compared with the previous quarters.

The revenue for the three months period for May to July 2022 were found by subtracting six months total revenue (November 2021 to April 2022) from total revenue for nine month period (November 2021 to July 2022). Due to the depreciated Japanese yen against US dollars, the revenue for the said three months resulted in negative figures.

Also, for the three months period of this quarter (May to July 2022), the sales from cryptocurrency miners accounted for about 76% of the total revenue, and 72% of the cost of sales, resulting the gross margins about 18% (compared to approximately 57% gross margins for drones). This decreased gross margin was brought by a new expense item associated with cryptocurrency miners; the agent commissions paid to our sales agents upon each sales transaction which are booked to the cost of goods sold. As a result, the gross margin for the said quarter has been decreased from the previous quarter.

Revenue for the three months period, May to July 2022, was in negative figures due to decreased gross margin caused by the change in sales item and depreciating Japanese Yen, and there was a significant difference from the Company’s historical gross margin.

NOTE 10 - RELATED-PARTY TRANSACTIONS

Revenue

During the period ended July 31, 2022, revenue totaling $8,191 was recognized from sales to related party ZEXAVERSE. The said company is considered as a related party due to the fact that Ryohei Uetaki, CEO of the Company, controls the said company. During the period ended July 31, 2022, revenue totaling $1,003,641 was recognized from sales to related party.

The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

Loan to the Company

As of July 31, 2022, our CEO and Director, Ryohei Uetaki, has advanced to the Company approximately $458 for expenses. This advance is considered as a loan to the company which is unsecured, noninterest-bearing and payable on demand.

Transfer of assets to ZEXAVERSE

Aiming to establish a new revenue source, the Company planned to enter a new business, create avatars which offer exploring opportunities in metaverse. Found less feasible to realize reasonable revenue, the Company gave up the idea and related assets were transferred to ZEXAVERSE before the Company put those in service.

For the said transaction, the Company and ZEXAVERSE entered into a memorandum on July 1, 2022 and assets were all transferred to ZEXAVERSE on July 15, 2022. However, the Company was the contracting party with the vendors in sourcing assets for the new business, the Company invoiced the sum of contract value with vendors to ZEXAVERSE upon the said transfer and booked the said amount as other receivables – related party, a total of US$727,911. The amount we disbursed to the vendors and the amount the company invoiced to ZEXAVERSE, which will due on October 31, 2022, are the same amount. There is no revenue/loss, inventory, cost of goods sold occurred to the Company in relation to this transaction.

Sales activities with ZEXAVERSE

For the three months period of May to July 2022, the Company sold goggles (US$8,191 in total) to ZEXAVERSE. The terms of conditions applied to the said transactions were the same conditions the Company applies to the non-Related Party clients, and the Company did not give any advantages to ZEXAVERSE.

Account receivables and sales relevant to the said transactions are presented in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income hereinabove.

NOTE 11 – LEASE ASSETS AND LIABILITIES

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 3 years. We recognized $241,458 in operating lease costs for the period ended July 31, 2022.

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

The tables below present financial information associated with our leases. This information is only presented as of, and for the year ended, July 31, 2021. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Balance Sheet Classification	July 31, 2022	July 31, 2021

Right-of-use assets	Lease asset long	$837,212	$406,816
Current lease liabilities	Short-term lease liability	258,875	219,892
Non-current lease liabilities	Lease liability long term	634,000	219,474

Maturities of lease liabilities as of July 31, 2022 are as follows:

2022	68,620
2023	251,522
2024	76,508
2025	57,406
2026 and beyond	438,819
Total	892,875
Add(Less): Imputed interest	(248,452)
Present value of lease liabilities	644,423

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 31, 2022, the date on which the consolidated financial statements were available to be issued and has found no significant events to report.

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

0

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of July 31, 2022 we had cash and cash balance in the amount of $1,664,520. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded product revenues of $13,157,054 for the nine months ended July 31, 2022. We recorded product revenues of $4,570,702 for the nine months ended July 31, 2021. Included in product revenues for 2022 are three sales transactions of cryptocurrency mining units, which accounted for 76% of total revenue for the quarter ended July 31, 2022.

Cost of Revenues

Cost of revenues was impacted by the sale of cryptocurrency mining units during the quarter ended July 31, 2022. The cost of the three sales transactions of the mining units included commissions related to the sales of the units and totaled 72% of total cost of revenues for the third fiscal quarter.

Gross Profit/(Loss)

The narrower margin of sales of the cryptocurrency mining units, at 18%, as compared to the Company’s historical gross margin of 54%, combined with changes to the currency exchange rate, significantly increased the percentage of total cost of revenues for the quarter and therefore negatively impacted year-to-date gross profit. In addition,, the third quarter revenue was impacted by the Company’s efforts to grow and expand its relationships with existing customers and to expand its customer base by developing relationships with new customers.

Net Income

We recorded net income of $2,166,830 for the nine months ended July 31, 2022. We recorded a net income of $1,462,700 for the nine months ended July 31, 2021.

Cash flow

For the nine months ended July 31, 2022, we had cash flows provided by operations in the amount of $123,757. The increase in operating cash flow is attributed to prepaid manufacturing services during this this period and recognition of deferred revenues. For the nine months ended July 31, 2022, we had negative cash flows from investing activities in the amount of $245,219. For the nine months ended July 31, 2022, we had no cash flows from financing activities.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of July 31, 2022, the Company recorded net income of $2,166,830, an increase of $704,130 compared to the same period in the prior fiscal year ended October 31, 2021, and the Company’s major source of liquidity derived from the sales of drones. As stated in the fiscal 2021 year-end consolidated financial statements, the Company, for the year ended October 31, 2021, recorded a net income of $2,332,451 (+177% y-o-y) and earned $2,032,197 (+357% y-o-y) in cash flows from operating activities.

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

As of July 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended July 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended July 31, 2022. (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (2)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (2)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (2)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: October 31, 2022