Form 10-K
period 2022-10-31
World Scan Project, Inc.
filed 2023-02-10
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56208

World Scan Project, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2677532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, Japan	162-0051
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our share are traded
Common Stock, $0.0001	None, but quoted on the Pink® Open Market operated by the OTC Markets Group under the symbol “WDSP”

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

[X] Yes [X] No

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

[  ] Yes [X] No

As of April 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $240,000.

As of February 10, 2023 there were 10,647,350 shares of the Registrant’s common stock, par value $0.0001 per share, and 10,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, issued and outstanding.

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

PART I

Item 1. Business.

Corporate History

World Scan Project, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on October 25, 2019.

On October 25, 2019, Ryohei Uetaki, our officer and director, paid for expenses involved with the incorporation of the Company with personal funds on behalf of the Company, in exchange for 10,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of Series A Preferred stock, par value $0.0001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act. The value of the stock provided to Mr. Uetaki is $2,000 and is based on par value of $.0001 per share for both common stock and Series A Preferred Stock.

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

WSP Japan was incorporated under the laws of Japan on January 22, 2020. Currently, WSP Japan is headquartered in Tokyo, Japan. The Company is an industrial automation equipment manufacturer, designing/developing robots, drones, Web3 infrastructure, IoT equipment and other related products, operating globally.

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

In September, 2020, the Company entered into subscription agreements with 41 shareholders. Pursuant to these agreements, the Company issued 647,350 shares of common stock in total to these shareholders and received $323,675 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was the equivalent to approximately 0.50 USD.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

Overview

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. We are an industrial automation equipment manufacturer in the start-up stages, currently focused on developing and designing robots, drones, Web3 infrastructure, IoT equipment and other related products. We currently operate globally.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

The Company’s website is https://www.world-scan-project.com/.

The Company has elected October 31th as its year end.

Sales results

The Company’s sales results are as follows:

Product/Service	From November 1, 2021		From November 1, 2020
Description	through October 31, 2022		through October 31, 2021		Total
	Number	Amount	Number	Amount	Number	Amount
SkyFight-X
Small sized drone	230,000	$13,816,367	130,000	$10,930,726	360,000	$24,747,093
ZEXABOX
Crypto currency miner	27,720	$14,917,287	-	-	27,720	$14,917,287
SKY SELFEE and FLYLLY
Small sized drone with HD camera	2,664	$78,336	9,800	$561,369	12,464	$639,705
SOLAR SUNVA
Washing ROBOT of Photovoltaic power generation panel	18	$156,814	2	$32,117	20	$188,931
Other
	-	$471,537	-	$289,604	-	$761,141
Total
		$29,440,341		$11,813,816		$41,254,157

SkyFight-X

SkyFight-X, was originally developed and designed by our Chief Executive Officer, specifically for the hobbyist drone race known as “SKY FIGHT”, which is organized by Drone Net, a Japanese Company. Drone Net began operating a ‘drone school’ in 2017, and a drone race in 2019. At the tie, our CEO, Ryohei Uetaki, was in the planning stages of a new, small sized drone product, and believed that his products would have higher performance capabilities than the drones at the time used by Drone Net, which prompted him to propose a collaboration between the Company and Drone Net. Currently, Drone Net operates 16 racetracks in Japan, specifically designed for drone use.

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

Product packaging

- One Main body of machine

- One Transmitter (2.4 GHz)

- One Battery

- Four Spare propellers

- One USB charging cable

- One user manual

Current Operations

For the year ended October 31, 2021, the Company sold 130,000 small sized drones named “SkyFight-X” to Drone Net for total proceeds of JPY1,185,000,000 (approximately $10,394,737).

For the year ended October 31, 2022, the Company sold 230,000 small sized drones named “SkyFight-X” to Drone Net for total proceeds of JPY1,760,000,000 (approximately $13,816,365).

Structure of Operations of SkyFight-X

At present, the majority of the Company’s operations are carried out in the following manner:

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

(6) Following inspection and acceptance of the products, the Company directs G-Force to deliver the products to a location designated by Drone Net; currently the warehouse of Drone Net is in Toyko, Japan, and G-Force delivers the products there directly.

(7) The Company relies on the marketing and sales of Drone Net, in part for its own success. If Drone Net realizes increased demand for the products, then in turn our own operations will increase and benefit from more sales. It should be noted that, at present, Drone Net is our primary customer.

Marketing

Our marketing plan, at present, is not yet complete and is still being researched and developed. SkyFight-X, our current primary product, is being marketed solely by our primary customer, Drone Net. We believe that Drone Net’s sales of our products will result in increased demand from Drone Net for future products, but this is not directly related to any marketing activities conducted by the Company itself. We do not currently engage in any marketing efforts, with the exception of the company’s website located at: https://www.world-scan-project.com/

Flylly: Small sized drone with 4K camera

The Flylly is an extra small sized drone weighing only 38 grams, and it is not subject to the revised Aviation Act. A４K camera is installed on the drone for taking photographs, and angles can be adjusted manually by tilting the camera. Automatic flights are also programmable for simple flight plans.

Flylly and a smartphone is all a user needs for operation: download the dedicated app, SKY Drone Go, to the smartphone to connect and control Flylly via Wi-Fi.

Schematics of Flylly

- The weight of Flylly is approximately 38 grams.

Product packaging

Specifications: Total length:82 mm, Width:89mm Hight:33 mm Weight:39.5g

A set of Flylly contains the blow:

- Main body of drone, 1 unit

- LiPo battery, 1 unit

- Upper shell, 3 units (in orange, yellow and white)

- Spare propellers, 4 pieces (2 in black and 2 in blue)

- USB battery charger, 1 unit

- Screwdriver, 1

- Demounting tool for propellers, 1

- User manual (in Japanese), 1

Current Operations

For the year ended October 31, 2022, the Company sold 1,164 units of small sized drones with 4K cameras named “Flylly” for total proceeds of JPY2,568,182 (approximately $20,160).

SUNVA: Solar panel cleaning robot

The Company developed a solar panel cleaning robot named “SUNVA” and commenced marketing and sales efforts in 2021. The aggregate development cost was JPY45,646,500 (approximately $358,355).

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

Batteries

Rechargeable lithium battery (1 or 2 units of BL1850B, made by Makita Corporation)

Battery Life

Approximately 500 cycles of charge and discharge

Rated voltage

DC18V

Continuous availability time

6m standard type: Approximately 180 minutes (use BL1850B(18V/5Ah) batteries at the same time at air temperature of 25 degree Celsius/77 degree Fahrenheit)

4m standard type: Approximately 200 minutes (use BL1850B(18V/5Ah) batteries at the same time at air temperature of 25 degree Celsius/77 degree Fahrenheit)

Current Operations

For the year ended October 31, 2022, the Company sold 18 solar panel cleaning robots named “SOLAR SUNVA” for total proceeds of JPY19,975,815 (approximately $156,814).

META DIVER

META DIVER is an application for smartphones that provides user experience(s) with full-scale VR images. The purpose of the application is to provide 3D data such as historical heritage as VR video content.

The main function of the application is image reproductions of VR images and 360 degree images, with VR images of World Heritages, historical heritages, and natural heritage both in Japan and overseas as its contents. Currently, all content in the application is free of charge.

ZEXABOX

ZEXABOX is made pursuant to, what we believe to be, strict Japanese guidelines for quality. The device is a GPU Mining Rig, comprised of computer components, used to “mine” digital currency. In layman’s terms, “mine” is defined as the process of solving complex math problems that verifying transaction(s) in the digital currency or blockchain, which, generally speaking, results in a predetermined amount of digital currency to be gained.

As of October 2022, the company offers for sale four types of Zexabox machines: PRO, MINI, ULTIMA, and DIV.

Current Operations

For the year ended October 31, 2022, the Company sold 897 units of “ZEXABOX PRO”, 620 units of “ZEXABOX MINI”, 13 units of “ZEXXABOX ULTIMA” and 26,190 units of “ZEXABOX DIV”, for a total amount of JPY1,900,241,017 (approximately $14,917,287).

Future plans

World Scan Project, Inc., as an industrial automation equipment manufacturer, plans to further develop and apply our technologies in designing/developing Web3 infrastructure note, IoT equipment and other related products, in addition to the robots and drones we have been offering to the market globally.

Note: Internally, we are discussing further plans to develop mining rigs, general purpose IoT equipment, and equipment for data centers. An example of general purpose IoT equipment is the digital currency mining rig, ZEXABOX DIV.

(1) To expand the revenues from Drone Net

It is our understanding that Drone Net has plans to increase its instructional programs, shops and racetracks. The Company expects to increase revenue according to the business expansion of Drone Net. At present, the exact amount that Drone Net will increase its orders in the future is speculative, and we will need to evaluate in greater detail as the scope of Drone Net’s operations increases, if of course it does increase.

(2) To begin direct sales to consumers in Japan

The Company has tentative plans to evaluate the possibility of directly selling its products via web-based direct sales in Japan. It is possible that we may evaluate, and even begin to do so in 2023, but we do not currently have any definitive plans to do so at this point in time.

(3) To expand the sales volume for our digital currency mining rigs

The Company is planning to gain sales agents and agencies to expand the sales of its new product named XEXABOX series.

(4) To start selling products overseas, mainly in the USA

The Company has intentions to begin developing its own sales agencies, and at such time to begin to sell products through such agencies, overseas beginning, potentially, in 2023. These plans remain speculative in nature, however, in order to begin to progress these efforts, the Company entered into a consulting agreement with Pine Hill Productions, Inc., a New York corporation (Pine Hill”) on March 3, 2020. Pine Hill shall support the Company to expand its business operations into the USA. The consulting fee due to Pine Hill is $3,000 per month.

(5) To develop new products

The Company will develop core products other than drones and digital currency mining rigs.

(6) The Company also have tentative plans, which have not progressed beyond ideas at this point, to evaluate the possibility of working on developing an underwater drone and a hover bike (flying bike). We are exploring the feasibility of these endeavors, however, there is no guarantee that such plans will come to fruition.

(7) The Company studies the feasibility of solutions for data centers.

Government Regulations in Japan

Given that the entirety of our operations are conducted within Japan, and our customers reside in Japan, only the rules and regulations pertaining to Japan are presently applicable to the Company’s operations relating to drones.

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

PATENTS AND TRADEMARKS

The following table includes our pending trademark applications.

Patent or Trademark	Application Number	Name	Applicant	Application date	Country	Record date
Trademark	2020-027977	SKY PLATINUM	World Scan Project Corporation	March 13, 2020	Japan	March 5, 2021
	T-5259		World Scan Project, Inc.	April 23, 2020	USA
Trademark	2020-026589	DRONE FITNESS	World Scan Project Corporation	March 11, 2020	Japan	September 24, 2020
Trademark	2020-026590	DRONE RACE CAFÉ	World Scan Project Corporation	March 11, 2020	Japan	September 24, 2020
Trademark	2020-007786	SOLAR SUNVA	World Scan Project Corporation	January 23, 2020	Japan	July 9, 2021
Trademark	2020-045941	SMART CITY SPRAY	World Scan Project Corporation	April 24, 2020	Japan	April 7, 2021
Trademark	2020-045942	SMART CITY MASK	World Scan Project Corporation	April 24, 2020	Japan	April 7, 2021
Trademark	2020-061544	SMART CITY FROZEN	World Scan Project Corporation	April 24, 2020	Japan	July 9, 2021
Trademark	2020-061552	TIME WARP DELI	World Scan Project Corporation	April 24, 2020	Japan	May 29, 2021
Trademark	2020-064420	DRONESOLOGY	World Scan Project Corporation	April 24, 2020	Japan	December 4, 2020
Trademark	2020-069802	DOKODEMO DOUJOKIN	World Scan Project Corporation	June 5, 2020	Japan	March 5, 2021
Trademark	2020-099990	SDGs DRONR	World Scan Project Corporation	August 12, 2020	Japan
Trademark	2020-122283	Droneglish	World Scan Project Corporation	October 2, 2020	Japan	August 6, 2021
Trademark	2020-131464	Dorograming	World Scan Project Corporation	October 23, 2020	Japan	November 5, 2021
Trademark	2020-132407	SKESELFEE	World Scan Project Corporation	October 26, 2020	Japan	October 15, 2021
Trademark	2020-134225	LSEEON CLOUD	World Scan Project Corporation	October 29, 2020	Japan
Trademark	2020-140874	MURAKUMO	World Scan Project Corporation	November 13, 2020	Japan	October 8, 2021
Trademark	2020-145756	3D DIVER	World Scan Project Corporation	November 26, 2020	Japan	September 29, 2021
Trademark	2020-149888	WSP / WORLD SCAN PROJECT	World Scan Project Corporation	December 4, 2020	Japan	November 18, 2021
Trademark	2020-154653	CARE CLOUD	World Scan Project Corporation	December 15, 2020	Japan
Trademark	2021-033240	FREAP	World Scan Project Corporation	March 19, 2021	Japan	February 17, 2022
Trademark	2021-034167	SKY DREAMER	World Scan Project Corporation	March 22, 2021	Japan	October 29, 2021
Trademark	2021-053953	FrozenMoment	World Scan Project Corporation	April 30, 2021	Japan	January 31, 2022
Trademark	2021-054960	SeaStreet	World Scan Project Corporation	May 6, 2021	Japan	January 21, 2022
Trademark	2021-058360	Intelligent village	World Scan Project Corporation	May 13, 2021	Japan	February 17, 2022
Trademark	2021-072523	Virtual Travel Exhibition	World Scan Project Corporation	June 11, 2021	Japan	January 7, 2022
Trademark	2021-078943	VIRTUAL STUDY TRAVEL	World Scan Project Corporation	June 24, 2021	Japan	January 7, 2022
Trademark	2021-078965	DIGITAL YOUHAI	World Scan Project Corporation	June 24, 2021	Japan	January 7, 2022
Trademark	2021-079992	DIGITAL CHIREKI	World Scan Project Corporation	June 28, 2021	Japan
Trademark	2021-080084	VR YOUHAI	World Scan Project Corporation	June 28, 2021	Japan	January 21, 2022
Trademark	2021-087436	Drone Adventure	World Scan Project Corporation	July 13, 2021	Japan	March 18, 2022
Trademark	2021-087437	DEEPSEACASK	World Scan Project Corporation	July 13, 2021	Japan	March 8, 2022
Trademark	2021-111126	Flylly	World Scan Project Corporation	September 7, 2021	Japan	February 17, 2022
Trademark	2021-133847	Mature 20,000 Mile	World Scan Project Corporation	October 27, 2021	Japan	June 1, 2022
Trademark	2021-136408	Metatours	World Scan Project Corporation	November 2, 2021	Japan	June 16, 2022
Trademark	2021-148950	THE CASK	World Scan Project Corporation	November 30, 2021	Japan	June 17, 2022
Patent	2021-501939	Unmanned flight equipment, management equipment, operating equipment, and flight management methods	World Scan Project Corporation	February 14, 2020	Japan	July 22, 2022
Trademark	2022-002586	DIVERLAND	World Scan Project Corporation	January 12, 2022	Japan	July 11, 2022
Trademark	2022-007645	DIVERSMARKET	World Scan Project Corporation	January 15, 2022	Japan	July 11, 2022
Trademark	2022-003119	METAWHISKEY	World Scan Project Corporation	January 13, 2022	Japan	July 8, 2022
Trademark	2022-004574	METAPLAYER	World Scan Project Corporation	January 18, 2022	Japan	July 8, 2022
Trademark	2022-004575	METAPET	World Scan Project Corporation	January 18, 2022	Japan	July 8, 2022
Trademark	2022-011861	ZettaVerse	World Scan Project Corporation	February 3, 2022	Japan
Trademark	2022-011865	ZettaWorld	World Scan Project Corporation	February 3, 2022	Japan
Trademark	2022-011870	NFT NO MADOGUCHI	World Scan Project Corporation	February 3, 2022	Japan	July 20, 2022
Trademark	2022-020572	ZETTAGATE	World Scan Project Corporation	February 24, 2022	Japan
Trademark	2022-062963	SMART RC-X	World Scan Project Corporation	June 2, 2022	Japan
Trademark	2022-125054	ZEXA BOX	World Scan Project Corporation	November 1, 2022	Japan
Trademark	2022-128727	DIVERMIST	World Scan Project Corporation	November 10, 2022	Japan

Employees

As of the date of this Annual Report, the Company, and its subsidiary, collectively have a total of 12 full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

The following table details the terms of the lease agreements for the various properties leased by the Company.

Work space	Address	Lessee	Lessor	Monthly Rent	Date of Agreement	Term (Expiration of Lease)
Tokyo Office	2-18-23-2F, Nishiwaseda, Shinjuku-ku, Tokyo, Japan	World Scan Project Corporation	Make V Holdings Co., Ltd,	JPY 200,000 $1,569	December 1, 2020	December 31, 2023

Kojimachi Office	3-5-2-201, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 601,920 $4,725	July 27, 2021	October 19, 2023
Kojimachi Office	3-5-2-1112, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 581,058 $4,561	July 1, 2021	September 30, 2023
Kojimachi Office	3-5-2-601, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY627,575 $4,926	September 3, 2021	December 2, 2023
Kojimachi Office	3-5-2-1102, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 270,400 $2,122	October 20, 2021	January 19, 2024
Kojimachi Office	3-5-2-201, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 325,325 $2,553	February 1, 2022	April 1, 2024
Tenshodo	4-3-9 12fl. Ginza, Chuo-ku, Tokyo, Japan	World Scan Project Corporation	Tenshodo Co.	JPY 1,050,000 $8,242	November 19, 2021	November 18, 2031

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Pink® Open Market, “OTC Pink”, operated by OTC Markets Group. There is currently a limited trading market in the shares of our common stock.

Holders

As of the date of this report, and as of our fiscal year end, there are approximately 43 shareholders of record of our common stock and 10,647,350 shares of common stock issued and outstanding. As of the date of this report, and as of our fiscal year end, there is one shareholder of record of our Series A preferred stock and 10,000,000 shares of common stock issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On October 25, 2019 the Company issued 10,000,000 shares of restricted Common Stock to Ryohei Uetaki for services rendered to the Company. Additionally, on the same day, it issued 10,000,000 shares of its restricted Series A Preferred Stock to Ryohei Uetaki, also for services rendered. The aforementioned shares of common and preferred stock were all issued at par value, $0.0001, for a total combined value of $2,000. No monies were exchanged per the issuances and the shares were all exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

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

Uses of Proceeds from Registered Securities

In September, 2020, the Company entered into subscription agreements with 41 shareholders. Pursuant to these agreements, the Company issued 647,350 shares of common stock in total to these shareholders and received $323,675 as aggregate consideration. At the time of purchase, the price paid per share by each shareholder was approximately 0.50 USD.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of October 31, 2022 and 2021, we had cash and cash equivalents in the amount of $5,836,065 and $2,583,218, respectively. The increase in cash is attributed to an increase in revenues. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenue of $29,440,341 for the year ended October 31, 2022 as opposed to $11,813,816 for the year ended October 31, 2021.

Net Income

We recorded net income of $8,908,782 for the year ended October 31, 2022 and net income of $2,332,451 for the year ended October 31, 2021. The increase in net income is attributed to an increase in revenue from 2021 to 2022.

Cash flow

For the year ended October 31, 2022, we had cash flows from operations in the amount of $4,605,591. For the year ended October 31, 2021, we had cash flows from operations in the amount of $2,032,197. The increase in operating cash flow, in our opinion, is attributed to an increase in net income and an increase in deferred revenue.

For the year ended October 31, 2022, we had negative cash flows from investing activities in the amount of $227,180. For the year ended October 31, 2021, we had negative cash flows from investing activities in the amount of $187,123. The decrease in investing cash flow, in our opinion, is attributed to the purchase of furniture, fixtures and equipment.

For the year ended October 31, 2022, we had zero cash flows from financing activities. For the year ended October 31, 2021, we had cash flows from financing activities in the amount of $455. The decrease in financing cash flows, in our opinion, is attributed to the fact that we had proceeds from due to related party for the year ended October 31, 2021.

Working Capital

As of October 31, 2022 and 2021, we had working capital of $9,697,677 and $3,233,211, respectively.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of October 31, 2022, the Company recorded cash and cash equivalents of $5,836,065, an increase of $3,252,847 when compared October 31, 2021 whereas the Company realized cash and cash equivalents of $2,583,218. The Company's major source of liquidity was derived from the sales of drones   and digital currency mining rigs (cryptocurrency miners). As stated in the consolidated financial statements, the Company, for the year ended on October 31, 2022, recorded a net income of $8,908,782 (+282 % y-o-y) and earned $4,605,591 (+127 % y-o-y) in cash flows from operating activities.

Having reviewed the above, the Company realizes that whether we shall be able to continue demonstrating the positive trends demonstrated in our financial statements, lies in our ability to continue to generate revenue and increase revenue going forward. Principally, the Company's consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue to operate and/or perform our obligation(s) in the future and procure any required funds needed to meet the redemption of its debt during normal business operations.

Management has evaluated the estimated impact of COVID-19, which has become a significant factor impacting operations of businesses globally, one of which we believe we will need to continue to monitor as to the potential effects it may have on our own business.

The Company assessed the impact of COVID-19 and believes there to be minimal impact of COVID-19 on the Company’s drone sales, which is currently the Company’s primary source of revenue. The Company will need to continue to monitor COVID-19 and the effects it may have, socially and economically, as it is possible that such developments may in fact impact our operations going forward or more specifically, our sales results. At this time, the Company believes that it will not affect our assumptions as a going concern.

Based on the Company’s evaluation, based on the positive financial trends it has experienced year over year e.g. increase in net income and increase in net cash provided by operating activities, management believes that it has completely mitigated the circumstances that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s prior year report.

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

Item 8. Financial Statements and Supplementary Data.

WORLD SCAN PROJECT, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 2738)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income	F4

Consolidated Statements of Changes in Shareholders’ Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to the Audited Consolidated Financial Statements	F7-F9

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of World Scan Project, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Scan Project, Inc. (the Company) as of October 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As discussed in Note 2 to the financial statements, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who is acting in the capacity as the principal in the sales transaction.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation of principal versus agent.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

February 10, 2023

-F2-

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2022	October 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$5,836,065	$2,583,218
Accounts receivable, trade	1,847,068	4,724
Other receivables, current	489	16,775
Advance payments and prepaid expenses	16,389,562	3,035,135
Inventories	403	47,994
TOTAL CURRENT ASSETS	24,073,587	5,687,846
Non-current assets
Furniture, fixtures and equipment, net	280,024	161,390
Lease asset long term	705,007	406,816
Long term prepaid expenses and security deposits, net	112,145	230,278
Deferred tax assets	307,438	-
Other intangible assets, non-current	19,960	-
TOTAL NON-CURRENT ASSETS	1,424,574	798,484

TOTAL ASSETS	$25,498,161	$6,486,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$2,453,668	$261,809
Accounts payable - related party	18,517	-
Income taxes payable	3,329,572	325,693
Consumption tax payable	941,483	170,294
Short-term lease liability	231,041	219,892
Deferred revenue	7,401,171	1,476,492
Due to related party	458	455
TOTAL CURRENT LIABILITIES	14,375,910	2,454,635

Non-Current Liabilities
Lease liability long term	520,002	219,474

TOTAL LIABILITIES	$14,895,912	$2,674,109

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of October 31, 2022 and 2021)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,647,350 shares issued and outstanding as of October 31, 2022 and 2021)	1,065	1,065
Additional paid-in capital	323,990	323,990
Accumulated earnings	12,555,142	3,646,360
Accumulated other comprehensive income	(2,278,948)	(160,194)

TOTAL SHAREHOLDERS' EQUITY	$10,602,249	$3,812,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,498,161	$6,486,330

The accompanying notes are an integral part of these audited financial statements.

-F3-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	October 31, 2022	October 31, 2021

Revenues
Revenues	$14,515,175	$11,813,816
Revenues – related party	7,879	-
Revenues, net	14,917,287	-
Total Revenues	29,440,341	11,813,816
Cost of revenues	11,319,348	5,019,811
Gross profit	18,120,993	6,794,005

OPERATING EXPENSE
General and administrative expenses	4,308,251	3,462,056
Total operating Expenses	4,308,251	3,462,056

Income from operations	13,812,742	3,331,840

Other income (expense)
Other income	20,918	333,843
Interest Expense	-	(3)
Total other income (expense)	21,918	333,840

Net income before tax	13,833,660	3,665,789
Income tax expense	4,924,878	1,333,338
NET INCOME (LOSS)	$8,908,782	$2,332,451

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(2,118,754)	$(242,488)

TOTAL COMPREHENSIVE INCOME (LOSS)	$6, 790,028	$2,089,963

Income per common share
Basic	$0.84	$0.22
Diluted	$0.43	$0.11

Weighted average common shares outstanding
Basic	10,647,350	10,647,350
Diluted	20,647,350	20,647,350

The accompanying notes are an integral part of these audited financial statements.

-F4-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2020	10,000,000	$1,000	10,647,350	$1,065	$323,987	$82,294	$1,313,909	$1,722,255

Net income	-	-	-	-	-	-	2,332,451	2,332,451
Imputed interest	-	-	-	-	3	-	-	3
Foreign currency translation	-	-	-	-	-	(242,488)	-	(242,488)
Balance - October 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(160,194)	$3,646,360	$3,812,221

Net income	-	-	-	-	-	-	8,908,782	8,908,782
Foreign currency translation	-	-	-	-	-	(2,118,754)	-	(2,118,754)
Balance - October 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(2,278,948)	$12,555,142	$10,602,249

The accompanying notes are an integral part of these audited financial statements.

-F5-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	October 31, 2022	October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,908,782	$2,332,451
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	146,437	16,136
Imputed interest	-	3
Lease expense	311,951	99,850
Changes in operating assets and liabilities:
Accounts receivable	(2,145,524)	845,298
Advance payments and other prepaid expense	(16,413,398)	(2,626,641)
Inventories	42,482	(42,282)
Other receivables	14,443	(17,772)
Other current assets	(41,345)	(211,855)
Deferred tax assets	(357,819)	-
Accrued expenses and other payables	2,642,891	140,056
Software	(24,602)	-
Other current liabilities	-	(12,751)
Income tax payable	3,583,726	(149,234)
Consumption tax payable	943,365	161,944
Deferred revenue	7,292,667	1,564,294
ROU asset/liability	(298,465)	(67,300)
Net cash provided by operating activities	4,605,591	2,032,197

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(227,180)	(187,123)
Net cash used in investing activities	(227,180)	(187,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	-	455
Net cash provided by (used in) financing activities	-	455

Net effect of exchange rate changes on cash	$(1,125,564)	$(236,917)

Net Change in Cash and Cash Equivalents	3,252,847	1,608,612
Cash and cash equivalents - beginning of period	2,583,218	974,606
Cash and cash equivalents - end of period	$5,836,065	$2,583,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$1,695,213	$1,333,338

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$1,269,132	$555,942

The accompanying notes are an integral part of these audited financial statements.

-F6-

  NOTES TO THE AUDITED  CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

October 31, 2022
Current JPY: US$1 exchange rate	148.26
Average JPY: US$1 exchange rate	127.39

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

Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales. The Company is subject to consumption taxes in Japan for the year ended October 31, 2022. For the year ended October 31, 2021, a consumption tax refund of $330,694 was recorded in Other income due to a tax exemption.

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Year Ended
	October 31,
	2022	2021

Revenues
Product sales	$14,043,637	$11,637,104
Product sales – related party	7,879	-
Crypto miners sales, net	14,917,287	-
Program for educational institution	33,541	38,606
Other	437,997	138,106
Total Revenue Under ASC 606	29,440,341	11,813,816

Total Revenue Under ASC 606	$29,440,341	$11,813,816

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of October 31, 2022, the Company no deferred revenues related to product sales.

Revenue – related party

During the year ended October 31, 2022, revenue totaling approximately $7,879 was recognized from sales to related party ZEXAVERSE Corporation (hereinafter referred to as “ZEXAVERSE”). ZEXAVERSE is considered as a related party due to the fact that Ryohei Uetaki, CEO of the Company, controls the said company. The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

Revenue from crypto miners sales

During the year ended October 31, 2022, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As such, the company recognized crypto miner sales net of costs. For the year ended October 31, 2022, Cost of goods sold for minor purchases, netted by the gross sales was $35,580,995. $7,401,171 of deferred revenues are related to deposits for crypto miners.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as deferred revenues. As of October 31, 2022, the Company had no deferred revenues related to the educational institution program.

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

Basic and diluted earnings per share are as follows:

	October 31,

	2022	2021
Basic earnings per share	$.84	$.22
Diluted earnings per share	$.43	$.11

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of October 31, 2022 and October 31, 2021, the Company had no financial instruments.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended October 31, 2022, 51.81% of the inventories were purchased from G-Force in the amount of $5,864,586 and 24.95% of the inventories were purchased from DN Branch in the amount of $2,823,899.

For the year ended October 31, 2021, 90.6% of the inventories were purchased from G-Force in the amount of $4,545,382.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended October 31, 2022, 48.31% of total revenue was generated from Drone Net in the amount of $14,221,414.

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

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of October 31, 2022, the Company recorded cash and cash equivalents of $5,836,065, an increase of $3,252,847 compared to $2,583,218 in the prior year ended October 31, 2021, and the Company’s major sources of liquidity derived from the sales of drones and crypto miners. As stated in the consolidated financial statements, the Company, for the year ended on October 31, 2022, recorded a net income of $8,908,782 (+282% y-o-y) and earned $4,605,591 (+127% y-o-y) in cash flows from operating activities.

Having reviewed the above, the Company realizes that whether we shall be able to continue demonstrating the positive trends demonstrated in our financial statements, lies in our ability to continue to generate revenue and increase revenue going forward. Principally, the Company's consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue to operate and/or perform our obligation(s) in the future and procure any required funds needed to meet the redemption of its debt during normal business operations.

Management has evaluated the estimated impact of COVID-19, which has become a significant factor impacting operations of businesses globally, one of which we believe we will need to continue to monitor as to the potential effects it may have on our own business.

The Company assessed the impact of COVID-19 and believes there to be minimal impact of COVID-19 on the Company’s drone sales, which is currently the Company’s primary source of revenue. The Company will need to continue to monitor COVID-19 and the effects it may have, socially and economically, as it is possible that such developments may in fact impact our operations going forward or more specifically, our sales results. At this time, the Company believes that it will not affect our assumptions as a going concern.

Based on the Company’s evaluation, based on the positive financial trends it has experienced year over year e.g. increase in net income and increase in net cash provided by operating activities, management believes that it has completely mitigated the circumstances that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s prior year report.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $1,847,068 as of October 31, 2022 and $4,724 as of October 31, 2021. No bad debt allowance was provided as of October 31, 2022 and 2021 respectively.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

For the year ended October 31, 2022, 77.36% of total accounts receivable was owed to the Company by Drone Net in the amount of $1,428,976 and 15.36% of total accounts receivable was owed to the Company by Chabi land in the amount of $283,792.

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of October 31, 2022 and October 31, 2021, the Company had advance payments and other prepaid expenses of $16,389,562 and $3,035,135, respectively. Details of the advance payments as of October 31, 2022 and October 31, 2021 are as follows:

	October 31, 2022	October 31, 2021
Purchase of products from G-Force Inc.	$101,158	$2,343,700
Purchase of products from Radio Maker	-	325,441
Purchase of products from Solar Samba	-	119,395
Purchase of parts from Bluish Co., Ltd	-	21,360
Purchase of parts from Team M	37,097	48,246
Purchase of parts from Wise Partners Co., Ltd	228,785	-
Purchase of parts from Rogyx Co., Ltd	31,161	-
Purchase of cryptocurrency miners from Cellessence Corp.	15,915,311	-
Other advances and prepaid expenses	76,050	176,993
Totals	$16,389,562	$3,035,135

NOTE 6 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the year ended October 31, 2022, the Company purchased long-term assets, including building renovations, totaling approximately $227,180. The Company is depreciating these assets over a 5-10 year period once they were put into use. Depreciation expense for the year ended October 31, 2022 was approximately $50,535.

During the year ended October 31, 2021, the Company purchased long-term assets, including a 360 laser scanner, and various tools, furniture and fixtures, totaling approximately $177,526. The Company is depreciating these assets over a five year period once they have been put into use. Depreciation expense for the year ended October 31, 2021 was approximately $16,136.

NOTE 7 - DEFERRED REVENUE

Deferred revenue is the amount the Company received in advance from the customer for their orders placed with us. As of October 31, 2022 deferred revenue in the amount of $7,401,171 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values. As of October 31, 2021, deferred revenue in the amount of $1,476,492 was related to our sales of drones.

NOTE 8 - INCOME TAXES

For the years ended October 31, 2022 and 2021, the Company had income tax expense in the amount of $4,924,878 and $1,333,338, respectively.

United States

The Company was incorporated under the laws of the State of Delaware on October 25, 2019. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan through WSP Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2022	22.9%	25.37%	37.59%

As of October 31, 2022 and October 31, 2021, the Company had income tax payable of $3,329,572 and $325,693, respectively.

For the years ended December 31, 2022 and 2021, the Company’s income tax expenses are as follows:

	For the Years Ended
	December 31,
	2022	2021
Current	$5,282,697	$1,333,338
Deferred	(357,819)	-
Total	$4,924,878	$1,333,338

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the Japanese statutory tax rate for the years ended December 31, 2022 and 2021 is as follows:

	For the Years Ended
	December 31,
	2022	2021
Japanese statutory tax rate	34.59%	34.59%
Change in valuation allowance	1.01%	1.78%
Effective tax rate	35.60%	36.37%

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2022 and 2021 are presented below:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Business tax payable	$307,438	$34,744
Other	82,991	9,016
Subtotal	390,429	43,760
Less valuation allowance	(82,991)	(43,760)
Total deferred tax assets	$307,438	$-

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, projected future taxable income, and tax planning strategies.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth. The adjustments of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is adjusted. For the year ended October 31, 2021, a full valuation allowance was provided. For the year ended October 31, 2022, certain valuation allowance was released for WSP Japan considering the collectability of deferred tax assets.

NOTE 9 - SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2022 and October 31, 2021.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of October 31, 2022 and October 31, 2021.

NOTE 10 - RELATED-PARTY TRANSACTIONS

Revenue

During the year ended October 31, 2022, revenue totaling $7,879 was recognized from sales to related party ZEXAVERSE. The said company is considered as a related party due to the fact that Ryohei Uetaki, CEO of the Company, controls the said company.

The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

Loan to the Company

As of October 31, 2022, our CEO and Director, Ryohei Uetaki, has advanced to the Company $18,517 for salary and $458 for expenses. This advance is considered as a loan to the Company which is unsecured, noninterest-bearing and payable on demand.

Transfer of assets to ZEXAVERSE

Aiming to establish a new revenue source, the Company planned to enter a new business, create avatars which offer exploring opportunities in metaverse. Found less feasible to realize reasonable revenue, the Company gave up the idea and related assets were transferred to ZEXAVERSE before the Company put those in service.

For the said transaction, the Company and ZEXAVERSE entered into a memorandum on July 1, 2022 and assets were all transferred to ZEXAVERSE on July 15, 2022. However, the Company was the contracting party with the vendors in sourcing assets for the new business, the Company invoiced the sum of contract value with vendors to ZEXAVERSE upon the said transfer and booked the said amount as other receivables – related party, a total of $727,911. The amount we disbursed to the vendors and the amount the company invoiced to ZEXAVERSE, which was paid by October 31, 2022, are the same amount. There is no revenue/loss, inventory, cost of goods sold occurred or recorded as an asset to the Company in relation to this transaction.

Sales activities with ZEXAVERSE

During the year ended October 31, 2022, the Company sold goggles ($7,879 in total) to ZEXAVERSE. The terms of conditions applied to the said transactions were the same conditions the Company applies to the non-Related Party clients, and the Company did not give any advantages to ZEXAVERSE.

Account receivables and sales relevant to the said transactions are presented in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income hereinabove.

NOTE 11 - LEASE ASSETS AND LIABILITIES

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 3 years. We recognized $311,951 and $99,850 in operating lease costs for the years ended October 31, 2022 and October 31, 2021, respectively.

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

	Balance Sheet Classification	October 31, 2022	October 31, 2021

Right-of-use assets	Lease asset long	$705,007	$406,816
Current lease liabilities	Short-term lease liability	231,041	219,892
Non-current lease liabilities	Lease liability long term	520,002	219,474

Maturities of lease liabilities as of October 31, 2022 are as follows:

2023	231,041
2024	69,464
2025	52,120
2026 and beyond	398,418
Total	751,043
Add(Less): Imputed interest	(232,304)
Present value of lease liabilities	518,739

NOTE 12 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses As of October 31, 2022 and October 31, 2021, the Company had accrued expenses and other payables of $2,453,668 and $261,809, respectively. Details of the accrued expenses and other payables as of October 31, 2022 and October 31, 2021 are as follows:

	October 31, 2022	October 31, 2021
Accounts payable, trade	$2,383,161	$130,393
Accounts payable for employees	54,879	90,922
Accrued payroll liabilities	15,628	40,494
Totals	$2,453,668	$261,809

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 10, 2023 , the date on which the consolidated financial statements were available to be issued and has found no material transactions to report except for the following:

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

Our Chief Executive Officer, Ryohei Uetaki, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report October 31, 2022 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

World Scan Project, Inc.

NAME	AGE	POSITION
Ryohei Uetaki	48	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	29	Chief Technology Officer

World Scan Project Corporation

NAME	AGE	POSITION
Ryohei Uetaki	48	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	29	Chief Technology Officer

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended October 31, 2022.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended October 31, 2022 and for the year ended October 31, 2021 This in relation to the Company, World Scan Project, Inc.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2022	188,405		0	0	0	0	0	188,405
Yasumasa Ichikawa, Chief Technology Officer (2)	2022	121,678		0	0	0	0	0	121,678
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2021	221,922		0	0	0	0	0	221,922
Yasumasa Ichikawa, Chief Technology Officer (2)	2021	110,961		0	0	0	0	0	110,961

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

As of our fiscal year end, the Company has 10,647,350 shares of common stock and 10,000,000 shares of Series A preferred stock issued and outstanding..

*The table below is as of October 31, 2022.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Preferred Stock Beneficially Owned	Shares of Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Ryohei Uetaki (1) Address: 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan	10,000,000	93.9%	10,000,000	*	93.9%
5% or greater shareholders
None	-	-	-	-	-

* Our Series A Preferred Stock currently has no voting rights. Currently we have 10,000,000 shares of Series A Preferred Stock issued and outstanding of which Ryohei Uetaki owns and controls through his exclusive membership interest in SKYPR LLC.

(1) Ryohei Uetaki currently serves as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Ryohei Uetaki owns 100% of the membership interests in SKYPR LLC., a Delaware Limited Liability Company, which owns 7,000,000 shares of our common stock and 10,000,000 shares of our Series A Preferred Stock. The table above includes the share ownership of SKYPR LLC with Ryohei Uetaki collectively, in the row for Mr. Uetaki.

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

On January 25, 2020, the Company entered into and consummated a Share Contribution Agreement with Ryohei Uetaki. Pursuant to this agreement Mr. Uetaki gifted to the Company, at no cost, 300 shares of common stock of World Scan Project Corporation, a Japan corporation (“WSP Japan”), which represented all of its issued and outstanding shares. The Company has since gained a 100% interest in the issued and outstanding shares of WSP Japan’s common stock and WSP Japan is now a wholly owned subsidiary of the Company. The Company and WSP Japan were under common control at the time of the acquisition. WSP Japan was incorporated under the laws of Japan on January 22, 2020. Currently, WSP Japan is headquartered in Tokyo, Japan. The Company is an industrial automation equipment manufacturer currently focused on developing and designing robots, drones, Web3 infrastructure, IoT equipment and other related products.

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

For the year ended October 31, 2022, the Company borrowed $0 from Ryohei Uetaki, our CEO. The total due was $18,517 for salary and $458 for expenses as of October 31, 2022, and $455 for expenses as of October 31, 2021, and were unsecured, due on demand and non-interest bearing.

Aiming to establish a new revenue source, the Company planned to enter a new business, create avatars which offer exploring opportunities in metaverse. Found less feasible to realize reasonable revenue, the Company gave up the idea and related assets were transferred to ZEXAVERSE before the Company put those in service.

For the said transaction, the Company and ZEXAVERSE entered into a memorandum on July 1, 2022 and assets were all transferred to ZEXAVERSE on July 15, 2022. However, the Company was the contracting party with the vendors in sourcing assets for the new business, the Company invoiced the sum of contract value with vendors to ZEXAVERSE upon the said transfer in the amount of $727,911. The amount we disbursed to the vendors and the amount the company invoiced to ZEXAVERSE was paid on October 31, 2022. There is no revenue/loss, inventory, cost of goods sold occurred to the Company in relation to this transaction.

For the year ended October 31, 2022, revenue totaling $7,879 was recognized from sales to related party ZEXAVERSE Corporation (hereinafter referred to as “ZEXAVERSE”). ZEXAVERSE is considered as a related party due to the fact that Ryohei Uetaki, our CEO, controls the said company. For the year ended October 31, 2021, there was no sales to related party.

The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant shareholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2022	2021
Audit fees	M&K CPAS, PLLC	$57,677	$31,000
Audit related fees
Tax fees			$3,854
All other fees

Total		$57,677	$34,854

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended October 31, 2022. (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: February 10, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: February 10, 2023