Form 10-Q
period 2023-01-31
World Scan Project, Inc.
filed 2023-03-08
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2023

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

As of March 8, 2023, there were 10,647,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2023 (Unaudited)	October 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,550,553	$5,836,065
Accounts receivable, trade	153,310	1,847,068
Other receivables, current	687	489
Advance payments and prepaid expenses	22,408,075	16,389,562
Inventories	458	403
TOTAL CURRENT ASSETS	24,113,083	24,073,587
Non-current assets
Furniture, fixtures and equipment, net	306,173	280,024
Lease asset long term	738,880	705,007
Long term prepaid expenses and security deposits, net	113,022	112,145
Deferred tax assets	137,124	307,438
Other intangible assets, non-current	21,351	19,960
TOTAL NON-CURRENT ASSETS	1,316,550	1,424,574

TOTAL ASSETS	$25,429,633	$25,498,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$2,475,483	$2,453,668
Accounts payable - related party	19,976	18,517
Income taxes payable	5,248,647	3,329,572
Consumption tax payable	1,280,818	941,483
Short-term lease liability	224,833	231,041
Deferred revenue	1,461,766	7,401,171
Due to related party	458	458
TOTAL CURRENT LIABILITIES	10,711,981	14,375,910

Non-Current Liabilities
Lease liability long term	561,244	520,002

TOTAL LIABILITIES	$11,273,225	$14,895,912

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of January 31, 2023 and October 31, 2022)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,647,350 shares issued and outstanding as of January 31, 2023 and October 31, 2022)	1,065	1,065
Additional paid-in capital	323,990	323,990
Accumulated earnings	14,577,383	12,555,142
Accumulated other comprehensive income	(747,030)	(2,278,948)

TOTAL SHAREHOLDERS' EQUITY	$14,156,408	$10,602,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,429,633	$25,498,161

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Three Months
	January 31, 2023	January 31, 2022

Revenues
Revenues	$5,257	$4,930,028
Revenues, net	7,737,907	-
Total Revenues	7,743,164	4,930,028
Cost of revenues	3,492	2,383,993
Gross profit	7,739,672	2,546,035

OPERATING EXPENSE
General and administrative expenses	4,109,658	955,237
Total operating Expenses	4,109,658	955,237

Income from operations	3,630,014	1,590,798

Other income (expense)
Other income	-	19,463
Interest Expense	-	-
Total other income (expense)	-	19,463

Net income before tax	3,630,014	1,610,261
Income tax expense	1,607,773	671,720
NET INCOME (LOSS)	$2,022,241	$938,541

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$1,531,918	$(57,443)

TOTAL COMPREHENSIVE INCOME (LOSS)	$3,554,159	$881,098

Income per common share
Basic	$0.19	$0.09
Diluted	$0.10	$0.05

Weighted average common shares outstanding
Basic	10,647,350	10,647,350
Diluted	20,647,350	20,647,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING JANUARY 31, 2023

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(2,278,948)	$12,555,142	$10,602,249

Net income	-	-	-	-	-	-	2,022,241	2,022,241
Foreign currency translation	-	-	-	-	-	1,531,918	-	1,531,918
Balance - January 31, 2023	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(747,030)	$14,577,383	$14,156,408

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

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	January 31, 2023	January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,022,241	$938,541
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,817	8,734
Amortization of long-term deposits	13,824	-
Lease expense	73,153	81,246
Changes in operating assets and liabilities:
Accounts receivable	1,866,010	(11,247)
Advance payments and other prepaid expense	(3,628,404)	(633,996)
Inventories	-	(390,316)
Other receivables	(126)	16,735
Other current assets	-	5,107
Deferred tax assets	203,551	-
Accrued expenses and other payables	(300,962)	8,586
Taxes payable	1,607,464	891,602
Deferred revenue	(6,664,286)	(1,460,087)
ROU asset/liability	(78,060)	(81,652)
Net cash used in operating activities	(4,872,778)	(626,747)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(14,029)
Net cash used in investing activities	-	(14,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	-	-
Net cash provided by (used in) financing activities	-	-

Net effect of exchange rate changes on cash	$587,266	$5,808

Net Change in Cash and Cash Equivalents	(4,285,512)	(634,968)
Cash and cash equivalents - beginning of period	5,836,065	2,583,218
Cash and cash equivalents - end of period	$1,550,553	$1,948,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$1,207,972

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2023

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

January 31, 2023
Current JPY: US$1 exchange rate	130.47
Average JPY: US$1 exchange rate	136.04

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

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Three Months Ended
	January 31,
	2023	2022

Revenues
Product sales	$4,344	$4,906,820
Crypto miners sales, net	7,737,907	-
Program for educational institution	-	23,208
Other	913	-
Total Revenue Under ASC 606	7,743,164	4,930,028

Total Revenue Under ASC 606	$7,743,164	$4,930,028

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of January 31, 2023, no deferred revenues are related to product sales.

Revenue from crypto miners sales

During the period ended January 31, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As such, the company recognized crypto miner sales net of costs. For the period ended January 31, 2023, Cost of goods sold for miner purchases, netted by the gross sales was $26,084,482. As of January 31, 2023, $1,461,766 of deferred revenues are related to deposits for crypto miners.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as deferred revenues. As of January 31, 2023, the Company had no deferred revenues related to the educational institution program.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $137,124 and $307,438 as of January 31, 2023 and October 31, 2022, respectively.

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

Basic and diluted earnings per share are as follows:

	January 31,

	2023	2022
Basic earnings per share	$.19	$.09
Diluted earnings per share	$.10	$.05

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of January 31, 2023 and October 31, 2022, the Company had no financial instruments.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended January 31, 2023, 100% of the inventories were purchased from G-Force in the amount of $3,492.

For the period ended January 31, 2022, 90.7% of the inventories were purchased from G-Force in the amount of $2,161,817.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended January 31, 2023, none.

For the period ended January 31, 2022, 98.2% of total revenue was generated from Drone Net in the amount of $4,839,829.

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

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of January 31, 2023, the Company recorded cash and cash equivalents of $1,550,553, a decrease of $397,697 as compared to $1,948,250 in the prior year period ended January 31, 2022. For the period ended, the Company’s major sources of liquidity is derived from crypto miner sales. The main cause of the decrease in cash from October 31, 2022 to January 31, 2023 is due to the working capital, which is an increase in Advance payments and prepaid expenses by $6M. The balance mainly consists of advance payments for crypto miner procurements. As stated in the consolidated financial statements for the period ended on January 31, 2023, the Company recorded a net income of $2,022,241 (+115% y-o-y) and used 4,872,778 (777% y-o-y) in cash flows from operating activities. As a result, the Company’s working capital has grown to approximately $12.8 million compared to October 31, 2022 working capital of approximately $9.7 million.

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

Based on the Company’s evaluation, based on the positive financial trends it has experienced year over year e.g. increase in net income, management believes that it has completely mitigated the circumstances that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s prior year report.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $153,310 as of January 31, 2023 and $1,847,068 as of October 31, 2022. No bad debt allowance was provided as of January 31, 2023 and October 31, 2022.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

For the period ended January 31, 2023, 99.9% of total accounts receivable was owed to the Company by Soar in the amount of $153,291.

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of January 31, 2023 and October 31, 2022, the Company had advance payments and other prepaid expenses of $22,408,075 and $16,389,562, respectively. Details of the advance payments as of January 31, 2023 and October 31, 2022 are as follows:

	January 31, 2023	October 31, 2022
Purchase of products from G-Force Inc.	$110,947	$101,158
Purchase of parts from Team M	42,155	37,097
Purchase of parts from Wise Partners Co., Ltd	259,980	228,785
Purchase of parts from Rogyx Co., Ltd	32,838	31,161
Purchase of cryptocurrency miners from Cellessence Corp.	15,896,037	15,915,311
Purchase of cryptocurrency miners from CU Holdings	5,633,479	-
Other advances and prepaid expenses	432,638	76,050
Totals	$22,408,075	$16,389,562

NOTE 6 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended January 31, 2023, the Company purchased no additional long-term assets The Company is depreciating previously purchased assets over a 5-10 year period once they were put into use. Depreciation expense for the period ended January 31, 2023 was approximately $12,817.

During the year ended October 31, 2022, the Company purchased long-term assets, including building renovations, totaling approximately $227,180. The Company is depreciating these assets over a 5-10 year period once they were put into use. Depreciation expense for the year ended October 31, 2022 was approximately $50,535.

NOTE 7 - DEFERRED REVENUE

Deferred revenue is the amount the Company received in advance from the customer for their orders placed with us. As of January 31, 2023 deferred revenue in the amount of $1,461,766 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values. As of October 31, 2022, deferred revenue in the amount of $7,401,171 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 8 - INCOME TAXES

For the periods ended January 31, 2023 and 2022, the Company had income tax expense in the amount of $1,607,773 and $671,720, respectively.

United States

The Company was incorporated under the laws of the State of Delaware on October 25, 2019. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan through WSP Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2022	22.9%	25.37%	37.59%

For the periods ended January 31, 2023 and 2022, the Company’s income tax expenses are as follows:

	Three Months Ended
	January 31,
	2023	2022
Current	$1,404,222	$671,720
Deferred	203,551	-
Total	$1,607,773	$671,720

As of January 31, 2023 and October 31, 2022, the Company had income tax payable of $5,248,647 and $3,329,572, respectively.

NOTE 9 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of January 31, 2023 and October 31, 2022.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of January 31, 2023 and October 31, 2022.

NOTE 10 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of January 31, 2023, our CEO and Director, Ryohei Uetaki, has advanced to the Company $19,976 for salary and $458 for expenses. This advance is considered as a loan to the Company which is unsecured, noninterest-bearing and payable on demand.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 10 years. We recognized $73,153 and $11,541 in operating lease costs for the three months ended January 31, 2023 and January 31, 2022, respectively.

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

	Balance Sheet Classification	January 31, 2023	October 31, 2022

Right-of-use assets	Lease asset long	$738,880	$705,007
Current lease liabilities	Short-term lease liability	224,833	231,041
Non-current lease liabilities	Lease liability long term	561,244	520,002

Maturities of lease liabilities as of January 31, 2023 are as follows:

2023	230,516
2024	115,891
2025	91,975
2026	91,975
2027 and beyond	459,876
Total	990,233
Less interest	(204,156)
Present value of lease liabilities	786,077

NOTE 12 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses As of January 31, 2023 and October 31, 2022, the Company had accrued expenses and other payables of $2,475,483 and $2,453,668, respectively. Details of the accrued expenses and other payables as of January 31, 2023 and October 31, 2022 are as follows:

	January 31, 2023	October 31, 2022
Accounts payable, trade	$2,408,852	$2,383,161
Accounts payable for employees	47,099	54,879
Accrued payroll liabilities	19,532	15,628
Totals	$2,475,483	$2,453,668

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 8, 2023 , the date on which the consolidated financial statements were available to be issued and has found no material transactions to report.

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

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. The Company is an industrial automation equipment manufacturer, designing/developing robots, drones, Web3 infrastructure, IoT equipment and other related products.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of January 31, 2023 we had cash and cash balance in the amount of $1,550,553. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $7,737,164 for the three months ended January 31, 2023. We recorded revenues of $4,930,028 for the three months ended January 31, 2022.

Net Income

We recorded net income of $2,022,241 for the three months ended January 31, 2023. We recorded a net income of $938,541 for the three months ended January 31, 2022.

Cash flow

For the three months ended January 31, 2023, we had negative cash flows used in operations in the amount of $4,872,778. The decrease in operating cash flow is attributed to prepaid manufacturing services during this this period. For the three months ended January 31, 2023, we had no cash flows from investing activities. For the three months ended January 31, 2023, we had no cash flows from financing activities.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of January 31, 2023, the Company recorded cash and cash equivalents of $1,550,553, a decrease of $397,697 as compared to $1,948,250 in the prior year period ended January 31, 2022. For the period ended, the Company’s major sources of liquidity is derived from crypto miner sales. The main cause of the decrease in cash from October 31, 2022 to January 31, 2023 is due to the working capital, which is an increase in Advance payments and prepaid expenses by $6M. The balance mainly consists of advance payments for crypto miner procurements. As stated in the consolidated financial statements for the period ended on January 31, 2023, the Company recorded a net income of $2,022,241 (+115% y-o-y) and used 4,872,778 (777% y-o-y) in cash flows from operating activities. As a result, the Company’s working capital has grown to approximately $12.8 million compared to October 31, 2022 working capital of approximately $9.7 million.

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

Based on the Company’s evaluation, based on the positive financial trends it has experienced year over year e.g. increase in net income, management believes that it has completely mitigated the circumstances that led to a doubt with respect to the Company’s ability to continue as a going concern, i.e. dependency on a single major customer, which existed at the time of the filing of the Company’s prior year report.

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

As of January 31, 2023, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended January 31, 2023 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: March 8, 2023