Form 10-Q
period 2023-04-30
World Scan Project, Inc.
filed 2023-06-08
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2023

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

As of June 8, 2023, there were 10,647,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2023 (Unaudited)	October 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$2,381,921	$5,836,065
Accounts receivable, trade	27,585	1,847,068
Other receivables, current	668	489
Advance payments and prepaid expenses	31,477,156	16,389,562
Inventories	446	403
TOTAL CURRENT ASSETS	33,887,776	24,073,587
Non-current assets
Furniture, fixtures and equipment, net	312,347	280,024
Lease asset long term	660,055	705,007
Long term prepaid expenses and security deposits, net	96,372	112,145
Deferred tax assets	650,604	307,438
Other intangible assets, non-current	-	19,960
TOTAL NON-CURRENT ASSETS	1,719,378	1,424,574

TOTAL ASSETS	$35,607,154	$25,498,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$6,674,514	$2,453,668
Accounts payable - related party	20,479	18,517
Income taxes payable	7,079,847	3,329,572
Consumption tax payable	1,870,816	941,483
Short-term lease liability	175,604	231,041
Deferred revenue	333,721	7,401,171
Due to related party	458	458
TOTAL CURRENT LIABILITIES	16,155,439	14,375,910

Non-Current Liabilities
Lease liability long term	525,384	520,002

TOTAL LIABILITIES	$16,680,823	$14,895,912

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of April 30, 2023 and October 31, 2022)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,647,350 shares issued and outstanding as of April 30, 2023 and October 31, 2022)	1,065	1,065
Additional paid-in capital	323,990	323,990
Accumulated earnings	19,703,898	12,555,142
Accumulated other comprehensive income	(1,103,622)	(2,278,948)

TOTAL SHAREHOLDERS' EQUITY	$18,926,331	$10,602,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$35,607,154	$25,498,161

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended April 30, 2023	For the Three Months Ended April 30, 2022	For the Six Months Ended April 30, 2023	For the Six Months Ended April 30, 2022

Revenues	$734	$8,266,406	$5,991	$13,196,434
Revenues, net	15,517,197	-	23,255,104	-
Total Revenues	15,517,931	8,266,406	23,261,095	13,196,434
Cost of revenues	628	3,680,443	4,120	6,064,436
Gross profit	$15,517,303	$4,585,963	$23,256,975	$7,131,998

OPERATING EXPENSE
General and administrative expenses	8,091,044	1,161,020	12,200,702	2,116,257
Total operating expenses	8,091,044	1,161,020	12,200,702	2,116,257

Income from operations	7,426,259	3,424,943	11,056,273	5,015,741

Other income (expense)
Other income	10	7,727	10	27,190
Other expense	(31,939)	-	(31,939)	-
Total other income (expenses)	(31,929)	7,727	(31,929)	27,190

Net income before tax	7,394,330	3,432,670	11,024,344	5,042,931
Income tax expense	2,267,815	1,285,389	3,875,588	1,957,109
NET INCOME	$5,126,515	$2,147,281	$7,148,756	$3,085,822

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(356,592)	$(672,155)	$1,175,326	$(729,598)

TOTAL COMPREHENSIVE INCOME (LOSS)	$4,769,923	$1,475,126	$8,324,082	$2,356,224

Income per common share
Basic	$0.48	$0.20	$.67	$.29
Diluted	$0.25	$0.10	$.35	$.15

Weighted average common shares outstanding
Basic	10,647,350	10,647,350	10,647,350	10,647,350
Diluted	20,647,350	20,647,350	20,647,350	20,647,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING APRIL 30, 2023

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(2,278,948)	$12,555,142	$10,602,249

Net income	-	-	-	-	-	-	2,022,241	2,022,241
Foreign currency translation	-	-	-	-	-	1,531,918	-	1,531,198
Balance – January 31, 2023	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(747,030)	$14,577,383	$14,156,408
Net income	-	-	-	-	-	-	5,126,515	5,126,515
Foreign currency translation	-	-	-	-	-	(356,592)	-	(356,952)
Balance - April 30, 2023	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(1,103,622)	$19,703,898	$18,926,331

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDING APRIL 30, 2022

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(160,194)	$3,646,360	$3,812,221

Net income	-	-	-	-	-	-	938,541	938,541
Foreign currency translation	-	-	-	-	-	(57,443)	-	(57,443)
Balance – January 31, 2022	10,000,000	$1,000	10,647,.350	$1,065	$323,990	$(217,637)	$4,584,901	$4,693,319
Net income	-	-	-	-	-	-	2,147,281	2,147,281
Foreign currency translation	-	-	-	-	-	(672,155)	-	(672,155)
Balance - April 30, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(889,792)	$6,732,182	$6,168,445

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	April 30, 2023	April 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,148,756	$3,085,822
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,019	22,179
Amortization of long-term deposits	27,467	58,377
Lease expense	144,775	165,942
Changes in operating assets and liabilities:
Accounts receivable	2,005,392	4,598
Advance payments and other prepaid expense	(13,302,962)	(3,651,301)
Inventories	-	(152,870)
Other receivables	(127)	16,221
Deposits	-	(15,148)
Other intangible assets	-	(28,232)
Deferred tax assets	(309,441)	-
Accrued expenses and other payables	3,945,425	19,453
Taxes payable	4,211,460	1,877,878
Deferred revenue	(7,813,344)	(1,431,916)
ROU asset/liability	(154,684)	(146,103)
Net cash used in operating activities	(4,071,264)	(175,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(243,462)
Net cash used in investing activities	-	(243,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	-	-
Net cash provided by (used in) financing activities	-	-

Net effect of exchange rate changes on cash	$617,120	$(251,169)

Net Change in Cash and Cash Equivalents	(3,454,144)	(669,731)
Cash and cash equivalents - beginning of period	5,836,065	2,583,218
Cash and cash equivalents - end of period	$2,381,921	$1,913,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$1,269,132

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

APRIL 30, 2023

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category

Fixed assets and depreciation

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

April 30, 2023
Current JPY: US$1 exchange rate	134.13
Average JPY: US$1 exchange rate	134.71

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

Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales. The Company is subject to consumption taxes in Japan for the years ended October 31, 2022 and 2023  .

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Six Months Ended
	April 30,
	2023	2022

Revenues
Product sales	$5,991	$13,140,491
Crypto miners sales, net	23,255,104	-
Program for educational institution	-	34,985
Other	-	20,958
Total Revenue Under ASC 606	$23,261,095	$13,196,434

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of April 30, 2023, $1,233   of deferred revenues are related to product sales.

Revenue from crypto miners sales

During the period ended April 30, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As such, the company recognized crypto miner sales net of costs. For the period ended April 30, 2023, cost of goods sold for miner purchases, netted by the gross sales was $83,700,987. As of April 30, 2023, $330,232 of deferred revenues are related to deposits for crypto miners.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as deferred revenues. As of April 30, 2023, the Company had no deferred revenues related to the educational institution program.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $650,604 and $307,438 as of April 30, 2023 and October 31, 2022, respectively.

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

Basic and diluted earnings per share or the three and six months ended April 30th are as follows:

	Three months ended April 30, 2023	Three months ended April 30, 2022	Six months ended April 30, 2023	Six months ended April 30, 2022
Basic earnings per share	$.48	$.20	$.67	$.29
Diluted earnings per share	$.25	$.10	$.35	$.15

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of April 30, 2023 and October 31, 2022, the Company had no financial instruments.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended April 30, 2023, 100% of the inventories were purchased from G-Force in the amount of $4,120.

For the period ended April 30, 2022, 91.7% of the inventories were purchased from G-Force in the amount of $5,546,529.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended April 30, 2023, 28.14% of total revenue was generated from Kinoshita Group.

For the period ended April 30, 2022, 99.0% of total revenue was generated from Done Net in the amount of $13,061,272.

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

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of April 30, 2023, the Company recorded cash and cash equivalents of $2,381,921, an increase of $468,434 as compared to $1,913,487 in the prior year period ended April 30, 2022, The Company’s increased liquidity is derived from increased sales, particularly sales of crypto miners.   As stated in the consolidated financial statements, the Company, for the period ended April 30, 2023, recorded a net income of $7,148,756 (+132% y-o-y) and used $4,071,264 (2,225% y-o-y) in cash flows from operating activities.   Additionally, during the six months ended April 30, 2023, the Company increased working capital by $8,034,660 (83%) as compared to working capital at October 31, 2022.

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

The Company assessed the impact of COVID-19 and believes there to be minimal impact of COVID-19 on the Company’s crypto miner sales, which is currently the Company’s primary source of revenue. The Company will need to continue to monitor COVID-19 and the effects it may have, socially and economically, as it is possible that such developments may in fact impact our operations going forward or more specifically, our sales results. At this time, the Company believes that it will not affect our assumptions as a going concern.

Based on the Company’s evaluation and considering the positive financial trends the Company has experienced year over year, e.g. the increase in net income and increased working capital,   management believes that it has completely mitigated the circumstances that led to a doubt with respect to the Company’s ability to continue as a going concern, which existed at the time of the filing of the Company’s prior year report.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $27,585 as of April 30, 2023 and $1,847,068 as of October 31, 2022. No bad debt allowance was provided as of April 30, 2023 and October 31, 2022.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

As of April 30, 2023, 100% of total accounts receivable was owed to the Company by Reshare in the amount of $27,585.

For the year ended October 31, 2022, 77.36% of total accounts receivable was owed to the Company by Drone Net in the amount of $1,428,976 and 15.36% of total accounts receivable was owed to the Company by Chabi in the amount of $283,792.

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of April 30, 2023 and October 31, 2022, the Company had advance payments and other prepaid expenses of $31,477,156 and $16,389,562, respectively. Details of the advance payments as of April 30, 2023 and October 31, 2022 are as follows:

	April 30, 2023	October 31, 2022
Purchase of products from G-Force Inc.	$107,209	$101,158
Purchase of products from Royal Sensing	45,105	-
Purchase of advertising from Kumamoto Communications	239,196	-
Purchase of parts from Team M	41,005	37,097
Purchase of parts from Wise Partners Co., Ltd	-	228,785
Purchase of parts from Rogyx Co., Ltd	48,984	31,161
Purchase of cryptocurrency miners from CU Holdings	3,317,677	-
Purchase of cryptocurrency miners from Cellessence Corp.	27,595,050	15,915,311
Other advances and prepaid expenses	82,930	76,050
Totals	$31,477,156	$16,389,562

NOTE 6 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended April 30, 2023, the Company purchased no additional long-term assets. The Company is depreciating previously purchased assets over a 5-10 year period once they were put into use. Depreciation expense for the periods ended April 30, 2023 and April 30, 2022 were $26,019 and $22,179, respectively.

During the year ended October 31, 2022, the Company purchased long-term assets, including building renovations, totaling approximately $227,180. The Company is depreciating these assets over a 5-10 year period once they were put into use.

NOTE 7 - DEFERRED REVENUE

Deferred revenue is the amount the Company received in advance from the customer for their orders placed with us. As of April 30, 2023 deferred revenue in the amount of $333,721 was mainly related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values. As of October 31, 2022, deferred revenue in the amount of $7,401,171 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 8 - INCOME TAXES

For the periods ended April 30, 2023 and 2022, the Company had income tax expense in the amount of $3,875,588 and $1,957,109, respectively.

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

As of April 30, 2023 and October 31, 2022, the Company had income tax payable of $7,079,847 and $3,329,572, respectively.

NOTE 9 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of April 30, 2023 and October 31, 2022.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,647,350 shares of common stock issued and outstanding as of April 30, 2023 and October 31, 2022.

NOTE 10 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of April 30, 2023, our CEO and Director,  to Ryohei Uetaki, has advanced the Company $14,911 for salary, $5,568 for health insurance and $458 for expenses. This advance is considered as a loan to the Company which is unsecured, noninterest-bearing and payable on demand.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 3 years. We recognized $144, and $165,942 in operating lease costs for the six months ended April 30, 2023 and April 30, 2022, respectively.

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

	Balance Sheet Classification	April 30, 2023	October 31, 2022

Right-of-use assets	Lease asset long	$660,055	$705,007
Current lease liabilities	Short-term lease liability	175,604	231,041
Non-current lease liabilities	Lease liability long term	525,384	520,002

Maturities of lease liabilities as of April 30, 2023 are as follows:

2023	148,040
2024	112,729
2025	89,465
2026	89,465
2027 and beyond	447,327
Total	887,026
Add(Less): Imputed interest	(106,038)
Present value of lease liabilities	700,988

NOTE 12 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of April 30, 2023 and October 31, 2022, the Company had accrued expenses and other payables of $6,674,514 and $2,453,668, respectively. Details of the accrued expenses and other payables as of April 30, 2023 and October 31, 2022 are as follows:

	April 30, 2023	October 31, 2022
Accounts payable, trade	$2,408,852	$2,383,161
Accounts payable for employees	47,099	54,879
Accrued payroll liabilities	19,532	15,628
Totals	$2,475,483	$2,453,668

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 8, 2023 , the date on which the consolidated financial statements were available to be issued and has found no material transactions to report except for the following:

On or about May 15, 2023, the Company announced a direct public offering to sell up to 150,000 shares of common stock, at a fixed price of $10.00 per share. This offering   became effective May 25, 2023. Our offering will terminate upon the earliest of (i) such time as all of the common stock has been sold pursuant to the registration statement or (ii) 365 days from the effective date of this prospectus unless extended by our Board of Directors for an additional 90 days. We may however, at any time and for any reason terminate the offering.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

WSP Japan was incorporated under the laws of Japan on January 22, 2020. Currently, WSP Japan is headquartered in Tokyo, Japan. The Company’s primary business is focused on developing and manufacturing autonomous aerial vehicles including drones.

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of April 30, 2023 we had cash and cash balance in the amount of $2,381,921. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $23,261,095 for the six months ended April 30, 2023. We recorded revenues of $13,196,434 for the six   months ended April 30, 2022.

Net Income

We recorded net income of $7,148,756 for the six months ended April 30, 2023. We recorded a net income of $3,085,822 for the six months ended April 30, 2022.

Cash flow

For the six months ended April 30, 2023, we had negative cash flows used in operations in the amount of $4,071,264. The decrease in operating cash flow is attributed to prepaid manufacturing services during this this period. For the six months ended April 30, 2023, we had no cash flows from investing activities of. For the six months ended April 30, 2023, we had no cash flows from financing activities.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of April 30, 2023, the Company recorded cash and cash equivalents of $2,381,921, an increase of $468,434 as compared to $1,913,487 in the prior year period ended April 30, 2022. For the period ended, the Company’s major sources of liquidity derived from crypto miner sales. As stated in the consolidated financial statements for the period ended April 30, 2023, the Company recorded a net income of $7,148,756 (+132% y-o-y) and used $4,071,264 (2,225% y-o-y) in cash flows from operating activities. As a result, the Company’s working capital has grown to approximately $17.7 million compared to October 31, 2022 working capital of approximately $9.7 million, an 83% increase .

Having reviewed the above, the Company realizes that whether we shall be able to continue demonstrating the positive trends demonstrated in our financial statements lies in our ability to continue to generate revenue and increase revenue going forward. Principally, the Company's consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue to operate and/or perform our obligation(s) in the future and procure any required funds needed to meet the redemption of its debt during normal business operations.

Management has evaluated the estimated impact of COVID-19, which has become a significant factor impacting operations of businesses globally, one of which we believe we will need to continue to monitor as to the potential effects it may have on our own business.

The Company assessed the impact of COVID-19 and believes there to be minimal impact of COVID-19 on the Company’s crypto miner sales, which is currently the Company’s primary source of revenue. The Company will need to continue to monitor COVID-19 and the effects it may have, socially and economically, as it is possible that such developments may in fact impact our operations going forward or more specifically, our sales results. At this time, the Company believes that it will not affect our assumptions as a going concern.

Based on the Company’s evaluation and considering the positive financial trends it has experienced year over year, e.g. the increase in net income and increase in working capital, management believes that it has completely mitigated the circumstances that led to a doubt with respect to the Company’s ability to continue as a going concern, which existed at the time of the filing of the Company’s prior year report.

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

As of April 30, 2023, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer, who also serves as our Chief Financial Officer, in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended April 30, 2023. (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: June 8, 2023