Form 10-Q
period 2023-07-31
World Scan Project, Inc.
filed 2023-09-12
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2023

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

As of September 12, 2023, there were 10,797,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2023 (Unaudited)	October 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$2,000,134	$5,836,065
Accounts receivable, trade	84,634	1,847,068
Other receivables, current	11,509	489
Advance payments and prepaid expenses	8,711,640	16,389,562
Inventories	424	403
TOTAL CURRENT ASSETS	10,808,341	24,073,587
Non-current assets
Furniture, fixtures and equipment, net	267,145	280,024
Lease asset long term	561,397	705,007
Long term prepaid expenses and security deposits, net	66,847	112,145
Deferred tax assets	374,094	307,438
Other intangible assets, non-current	17,296	19,960
TOTAL NON-CURRENT ASSETS	1,286,779	1,424,574

TOTAL ASSETS	$12,095,120	$25,498,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$1,684,929	$2,453,668
Accounts payable - related party	19,486	18,517
Income taxes payable	558,592	3,329,572
Consumption tax payable	41,297	941,483
Short-term lease liability	108,991	231,041
Deferred revenue	124,343	7,401,171
Due to related party	458	458
TOTAL CURRENT LIABILITIES	2,538,096	14,375,910

Non-Current Liabilities
Lease liability long term	486,974	520,002

TOTAL LIABILITIES	$3,025,070	$14,895,912

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of July 31, 2023 and October 31, 2022)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,797,350 and 10,647,350 shares issued and outstanding as of July 31, 2023 and October 31, 2022)	1,080	1,065
Additional paid-in capital	1,823,975	323,990
Accumulated earnings	8,807,831	12,555,142
Accumulated other comprehensive income	(1,563,836)	(2,278,948)

TOTAL SHAREHOLDERS' EQUITY	$9,070,050	$10,602,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,095,120	$25,498,161

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended July 31, 2023	For the Three Months Ended July 31, 2022	For the Nine Months Ended July 31, 2023	For the Nine Months Ended July 31, 2022

Revenues	$26,243,465	$(47,570)	$26,249,456	$13,148,864
Revenue - related party	-	8,191	-	8,191
Revenues, net	(305,837)	-	22,949,267	-
Total Revenues	25,937,628	(39,379)	49,198,723	13,157,055
Cost of revenues	20,908,693	205,279	20,912,813	6,269,715
Gross profit (loss)	$5,028,935	$(244,658)	$28,285,910	$6,887,340

OPERATING EXPENSE
Research & Development	18,431,449	-	18,431,449	-
General and administrative expenses	3,677,646	1,167,096	15,878,348	3,283,353
Total operating expenses	22,109,095	1,167,096	34,309,797	3,283,353

Income (loss) from operations	(17,080,160)	(1,411,854)	(6,023,887)	3,603,987

Other income (expense)
Other income	(1)	(1,202)	9	25,988
Other expense	6,312	-	(25,627)	-
Total other income (expenses)	6,311	(1,202)	(25,618)	25,988

Net income (loss) before tax	(17,073,849)	(1,412,956)	(6,049,505)	3,629,975
Income tax expense	(6,177,782)	(493,964)	(2,302,194)	1,463,145
NET INCOME (LOSS)	$(10,896,067)	$(918,992)	$(3,747,311)	$2,166,830

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(460,214)	$(43,191)	$715,112	$(772,789)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(11,356,281)	$(962,183)	$(3,032,199)	$1,394,041

Income (loss) per common share
Basic	$(1.02)	$(0.09)	$(.35)	$.20
Diluted	$(1.02)	$(0.09)	$(.35)	$.10

Weighted average common shares outstanding
Basic	10,691,372	10,647,350	10,662,185	10,647,350
Diluted	10,691,372	10,647,350	10,662,185	20,647,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING JULY 31, 2023

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(2,278,948)	$12,555,142	$10,602,249

Net income	-	-	-	-	-	-	2,022,241	2,022,241
Foreign currency translation	-	-	-	-	-	1,531,918	-	1,531,198
Balance - January 31, 2023	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(747,030)	$14,577,383	$14,156,408
Net income	-	-	-	-	-	-	5,126,515	5,126,515
Foreign currency translation	-	-	-	-	-	(356,592)	-	(356,952)
Balance - April 30, 2023	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(1,103,622)	$19,703,898	$18,926,331
Common shares sold	-	-	150,000	15	1,499,985	-	-	1,500,000
Net Loss	-	-	-	-	-	-	(10,896,067)	(10,896,067)
Foreign currency translation	-	-	-	-	-	(460,214)	-	(460,214)
Balance - July 31, 2023	10,000,000	$1,000	10,797,350	$1,080	$1,823,975	$(1,563,836)	$8,807,831	$9,070,050

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDING JULY 31, 2022

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(160,194)	$3,646,360	$3,812,221

Net income	-	-	-	-	-	-	938,541	938,541
Foreign currency translation	-	-	-	-	-	(57,443)	-	(57,443)
Balance - January 31, 2022	10,000,000	$1,000	10,647,.350	$1,065	$323,990	$(217,637)	$4,584,901	$4,693,319
Net income	-	-	-	-	-	-	2,147,281	2,147,281
Foreign currency translation	-	-	-	-	-	(672,155)	-	(672,155)
Balance - April 30, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(889,792)	$6,732,182	$6,168,445
Net income	-	-	-	-	-	-	(918,992)	(918,992)
Foreign currency translation	-	-	-	-	-	(43,191)	-	(43,191)
Balance - July 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(932,983)	$5,813,190	$5,206,262

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	July 31, 2023	July 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,747,311)	$2,166,830
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,844	35,674
Amortization of long-term deposits	40,882	78,270
Lease expense	212,842	241,458
Changes in operating assets and liabilities:
Accounts receivable	1,918,714	(6,187)
Advance payments and other prepaid expense	8,804,820	(24,822,770)
Inventories	-	(151,316)
Other receivables	-	(784,048)
Deposits	-	(14,501)
Other current liabilities	(450)	-
Deferred tax assets	(52,417)	-
Accrued expenses and other payables	(924,897)	472,716
Taxes payable	(4,019,319)	1,794,931
Deferred revenue	(7,910,059)	21,331,045
ROU asset/liability	(227,144)	(218,345)
Net cash provided by (used in) operating activities	(5,865,495)	123,757

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(6,558)	(219,651)
Other Assets	-	(25,568)
Net cash used in investing activities	(6,558)	(245,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance for cash	1,500,000	-
Net cash provided by (used in) financing activities	1,500,000	-

Net effect of exchange rate changes on cash	$536,122	$(797,236)

Net Change in Cash and Cash Equivalents	(3,835,931)	(918,698)
Cash and cash equivalents - beginning of period	5,836,065	2,583,218
Cash and cash equivalents - end of period	$2,000,134	$1,664,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$790,547	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$1,269,132

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JULY 31, 2023

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

On or about May 15, 2023, the Company announced a direct public offering to sell up to 150,000 shares of common stock, at a fixed price of $10.00 per share. This offering   became effective May 25, 2023. As of July 31, 2023, all 150,000 shares have been sold.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

July 31, 2023
Current JPY: US$1 exchange rate	140.97
Average JPY: US$1 exchange rate	136.51

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

Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales. The Company is subject to consumption taxes in Japan for the years ended October 31, 2022 and 2023.

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Nine Months Ended
	July 31,
	2023	2022

Revenues
Product sales	$26,163,666	$12,905,805
Crypto miners sales, net	22,949,267	-
Drone imaging and video production	82,567	20,031
Program for educational institution	-	34,869
Other	3,223	196,350
Total Revenue Under ASC 606	$49,198,723	$13,157,055

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. During the three month period ended July 31, 2023, there were changes in the Company’s operating agreements that ultimately resulted in the Company becoming the principle in transactions. As of July 31, 2023, $122,196 of deferred revenues related to product sales.

Revenue from crypto miners sales, net

During the period ended April 30, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As such, the company recognized crypto miner sales net of costs. For the period ended April 30, 2023, cost of goods sold for miner purchases, netted by the gross sales was $83,700,987. As of July 31, 2023, the Company had no deferred revenues related to this stream.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as deferred revenues. As of July 31, 2023, the Company had no deferred revenues related to the educational institution program.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $374,094 and $307,438 as of July 31, 2023 and October 31, 2022, respectively.

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

Basic and diluted earnings per share or the three and nine months ended July 31st are as follows:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022	Nine Months Ended July 31, 2023	Nine Months Ended July 31, 2022
Basic earnings per share	$(1.02)	$(.09)	$(.35)	$.14
Diluted earnings per share	$(1.02)	$(.09)	$(.35)	$.15

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. As of July 31, 2023 and October 31, 2022, the Company had no financial instruments.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended July 31, 2023, 85.69% of the inventories were purchased from Web3 Computing Corp. in the amount of $17,919,823 and 14.17% of the inventories were purchased from CU Holdings Co., Ltd for $2,963,577.

For the period ended July 31, 2022, 85.64% of the inventories were purchased from G-Force in the amount of $5,306,411.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended July 31, 2023, 13.13% of total revenue was generated from Kinoshita Group in the amount of $6,459,307.

For the period ended July 31, 2022, 95.72% of total revenue was generated from Done Net in the amount of $12,593,394.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates mixed trends, compared with the previous fiscal years, in our financial statements as in below:

As of July 31, 2023, the Company had working capital of $8,270,245, a decrease of $1,427,432 (-15%) as compared to working capital of $9,697,677 as of October 31, 2022. Additionally, the Company recorded cash and cash equivalents of $2,000,134, an increase of $335,614 as compared to $1,664,520 in the prior year period ended July 31, 2022, The Company’s increased liquidity is derived from increased sales, particularly sales of crypto miners, and the sale of common shares (see Note 10).   As stated in the consolidated financial statements, the Company, for the period ended July 31, 2023, recorded a net loss of $3,747,311 (-34% y-o-y) and used $5,902,536 (-4,869% y-o-y) in cash flows from operating activities. The change in net profit(loss), use of cash from operations, and decrease in working capital is mainly related to a large increase in research and development costs expensed in the quarter ended July 31, 2023 (see Note 8).

Having reviewed the above, the Company realizes that whether we shall be able to continue the positive trends demonstrated in our previous financial statements, lies in our ability to continue to generate revenue and increase revenue going forward. Principally, the Company's consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue to operate and/or perform our obligation(s) in the future and procure any required funds needed to meet the redemption of its debt during normal business operations.

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

Based on the Company’s evaluation and considering the positive financials trends the Company has experienced for many previous quarters, management believes that the one-time R&D expense this quarter will not adversely impact the Company’s ability to continue as a going concern (see Note 8).

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $84,634 as of July 31, 2023 and $1,847,068 as of October 31, 2022. No bad debt allowance was provided as of July 31, 2023 and October 31, 2022.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

As of July 31, 2023, 99.74% of total accounts receivable was owed to the Company by a public interest incorporated foundation, Kadokawa Culture Promotion Foundation, in the amount of $84,415.

For the year ended October 31, 2022, 77.36% of total accounts receivable was owed to the Company by Drone Net in the amount of $1,428,976 and 15.36% of total accounts receivable was owed to the Company by Chabi in the amount of $283,792.

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of July 31, 2023 and October 31, 2022, the Company had advance payments and other prepaid expenses of $8,711,640 and $16,389,562, respectively. Details of the advance payments as of July 31, 2023 and October 31, 2022 are as follows:

	July 31, 2023	October 31, 2022
Purchase of products from G-Force Inc.	$98,506	$101,158
Purchase of products from Royal Sensing	-	-
Purchase of products from Sankyu Co., Ltd	30,526	-
Purchase of parts from Team M	39,015	37,097
Purchase of parts from Wise Partners Co., Ltd	-	228,785
Purchase of parts from Rogyx Co., Ltd	-	31,161
Purchase of consulting services from IBC Consulting	9,364	-
Purchase of cryptocurrency miners from Web3 Computing Corp	8,354,075	15,915,311
Other advances and prepaid expenses	180,154	76,050
Totals	$8,711,640	$16,389,562

 NOTE 6 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended July 31, 2023, the Company purchased additional long-term assets totaling $6,558. The Company is depreciating fixed assets over a 5-10 year period once they were put into use. Depreciation expense for the periods ended July 31, 2023 and July 31, 2022 were $38,844 and $35,674, respectively.

During the year ended October 31, 2022, the Company purchased long-term assets, including building renovations, totaling approximately $227,180. The Company is depreciating these assets over a 5-10 year period once they were put into use.

NOTE 7 - DEFERRED REVENUE

Deferred revenue is the amount the Company received in advance from the customer for their orders placed with us. As of July 31, 2023 deferred revenue in the amount of $124,343 was mainly related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.  As of October 31, 2022, deferred revenue in the amount of $7,401,171 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 8 – RESEARCH & DEVELOPMENT

During the period ended July 31, 2023, the Company incurred expenses totaling $18,431,449 for research and development for two products the Company intends to offer for sale in the future. Expenses totaling $13,222,880 were recorded for R&D related to producing a cost-effective cooling system for data centers. Expenses totaling $5,208,569 were recorded for R&D related to producing technology to be used by other companies to produce NFTs, mainly for marketing purposes. The R&D expense contributed to a net loss before tax for the three month period ended July 31, 2023 of $17,073,849, which necessitated an adjustment to the accrual for income taxes payable resulting in a tax credit of $6,177,782 for the three month period (see Note 9).

NOTE 9 - INCOME TAXES

For the periods ended July 31, 2023 and 2022, the Company had income tax expense in the amount of $3,875,588 and $1,957,109, respectively.

For the periods ended July 31, 2023 and 2022, the Company had income tax expense(credit) in the amount of $(2,302,194) and $1,463,145, respectively. The income tax credit for the period ended July 31, 2023 was due to the adjustment to income taxes payable resulting from the net loss before taxes for the three months ended July 31, 2023 of $17,073,849 (see Note 8). During the periods ended July 31, 2023 and 2022, the Company paid income taxes totaling $790,547 and $0, respectively.

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

As of July 31, 2023 and October 31, 2022, the Company had income tax payable of $558,592 and $3,329,572, respectively.

As of July 31. 2023 and October 31, 2022, the Company had deferred tax assets of $374,094 and $307,438, respectively.

NOTE 10 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2023 and October 31, 2022.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,797,350 shares of common stock issued and outstanding as of July 31, 2023 and October 31, 2022.

During the period ended July 31, 2023, 150,000 shares of common stock were sold to 9 shareholders for proceeds totaling $1,500,000.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 3 years. We recognized $212,842 and $241,458 in operating lease costs for the nine months ended July 31, 2023 and July 31, 2022, respectively.

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

	Balance Sheet Classification	July 31, 2023	October 31, 2022

Right-of-use assets	Lease asset long	$561,397	$705,007
Current lease liabilities	Short-term lease liability	108,991	231,041
Non-current lease liabilities	Lease liability long term	486,974	520,002

Maturities of lease liabilities as of July 31, 2023 are as follows:

2023	62,613
2024	103,423
2025	85,124
2026	85,124
2027 and beyond	425,622
Total	761,906
Add(Less): Imputed interest	(165,941)
Present value of lease liabilities	595,965

NOTE 12 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of July 31, 2023 and October 31, 2022, the Company had accrued expenses and other payables of $1,684,929 and $2,453,668, respectively. Details of the accrued expenses and other payables as of July 31, 2023 and October 31, 2022 are as follows:

	July 31, 2023	October 31, 2022
Accounts payable, trade	$1,589,256	$2,383,161
Accounts payable for employees	53,983	54,879
Accrued payroll liabilities	41,690	15,628
Totals	$1,684,929	$2,453,668

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 7, 2023, the date on which the consolidated financial statements were available to be issued and has found no material transactions to report.

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of July 31, 2023 we had cash and cash balance in the amount of $2,000,134. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $49,198,723 for the nine months ended July 31, 2023. We recorded revenues of $13,157,055 for the nine   months ended July 31, 2022.

Net Income(Loss)

We recorded net loss of $3,747,311   for the nine months ended July 31, 2023. We recorded a net income of $2,166,830 for the nine months ended July 31, 2022.

Cash flow

For the nine months ended July 31, 2023, we had negative cash flows used in operations in the amount of $5,865,495. The decrease in operating cash flow is attributed to the net operating loss during this this period, mainly due to R&D expenses (see Note 8). For the nine months ended July 31, 2023, we had negative cash flows from investing activities in the amount of $6,558 due to the purchase of fixed assets. For the nine months ended July 31, 2023, we had cash flows from financing activities in the amount of $1,500,000 due to the sale of common shares.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates mixed trends, compared with the previous fiscal years, in our financial statements as in below:

As of July 31, 2023, the Company had working capital of $8,270,245, a decrease of $1,427,432 (-15%) as compared to working capital of $9,697,677 as of October 31, 2022. Additionally, the Company recorded cash and cash equivalents of $2,000,134, an increase of $335,614 as compared to $1,664,520 in the prior year period ended July 31, 2022, The Company’s increased liquidity is derived from increased sales, particularly sales of crypto miners, and the sale of common shares (see Note 10).   As stated in the consolidated financial statements, the Company, for the period ended July 31, 2023, recorded a net loss of $3,747,311 (-34% y-o-y) and used $5,902,536 (-4,869% y-o-y) in cash flows from operating activities. The change in net profit(loss), use of cash from operations, and decrease in working capital is mainly related to a large increase in research and development costs expensed in the quarter ended July 31, 2023 (see Note 8).

Having reviewed the above, the Company realizes that whether we shall be able to continue demonstrating the positive trends demonstrated in our previous financial statements, lies in our ability to continue to generate revenue and increase revenue going forward. Principally, the Company's consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue to operate and/or perform our obligation(s) in the future and procure any required funds needed to meet the redemption of its debt during normal business operations.

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

Based on the Company’s evaluation and considering the positive financials trends the Company has experienced for many previous quarters, management believes that the one-time R&D expense this quarter will not adversely impact the Company’s ability to continue as a going concern.

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

As of July 31, 2023, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended July 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Uses of Proceeds from Registered Securities

During the period ended July 31, 2023, 150,000 shares of common stock were sold to 9 shareholders for proceeds totaling $1,500,000.

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on May 25, 2025.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended July 31, 2023 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: September 12, 2023