Form 10-Q/A
period 2023-07-31
World Scan Project, Inc.
filed 2024-11-19
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

As of November 19, 2024, there were 11,560,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

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

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended July 31, 2023	For the Three Months Ended July 31, 2022	For the Nine Months Ended July 31, 2023	For the Nine Months Ended July 31, 2022
Revenues*	$86,724	$(47,570)	$92,715	$13,148,864
Revenue - related party	-	8,191	-	8,191
Revenues, net*	4,967,505	-	28,222,609	-
Total Revenues*	5,054,229	(39,379)	28,315,324	13,157,055
Cost of revenues*	25,294	205,279	29,414	6,269,715
Gross profit (loss)	$5,028,935	$(244,658)	$28,285,910	$6,887,340

OPERATING EXPENSE
Research & Development	18,431,449	-	18,431,449	-
General and administrative expenses	3,677,646	1,167,096	15,878,348	3,283,353
Total operating expenses	22,109,095	1,167,096	34,309,797	3,283,353

Income (loss) from operations	(17,080,160)	(1,411,854)	(6,023,887)	3,603,987

Other income (expense)
Other income	(1)	(1,202)	9	25,988
Other expense	6,312	-	(25,627)	-
Total other income (expenses)	6,311	(1,202)	(25,618)	25,988

Net income (loss) before tax	(17,073,849)	(1,412,956)	(6,049,505)	3,629,975
Income tax expense	(6,177,782)	(493,964)	(2,302,194)	1,463,145
NET INCOME (LOSS)	$(10,896,067)	$(918,992)	$(3,747,311)	$2,166,830

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(460,214)	$(43,191)	$715,112	$(772,789)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(11,356,281)	$(962,183)	$(3,032,199)	$1,394,041

Income (loss) per common share
Basic	$(1.02)	$(0.09)	$(.35)	$.20
Diluted	$(1.02)	$(0.09)	$(.35)	$.10

Weighted average common shares outstanding
Basic	10,691,372	10,647,350	10,662,185	10,647,350
Diluted	20,691,372	20,647,350	20,662,185	20,647,350

*Please refer to Note 2 for effect of restatement.

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

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

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

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

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

NOTE 2 - RESTATEMENT

During the period ended July 31, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As such, the company recognized crypto miner sales net of costs. During the three month period ended July 31, 2023, there were changes in the Company’s operating agreements that resulted in a change in the reporting of revenue associated with the sales of crypto miners, to that of product sales with the corresponding cost of sales of the crypto miners included in total cost of revenues.

However, the Company has now determined that the previous manner of revenue representation in the Company’s financial statements is preferable. Management has deemed that the Company has continued to act as an agent facilitating these sales and this revenue should continue to be recorded net of costs.

The revenue recognition has been adjusted and is, in the Company’s belief, now corrected and accounted for as sales facilitated by the Company acting as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. However, the effect of such restatement doesn’t have any impact on the net income.

The effects of the restatement of revenues and cost of revenues is detailed in the below chart:

For the Three Months Ended July 31, 2023	For the Nine Months Ended July 31, 2023

CONSOLIDATED STATEMENTS OF OPERATIONS	2023 (Restated)	2023 (As Reported)	2022 (As Reported)	2023 (Restated)	2023 (As Reported)	2022 (As Reported)
Revenues	86,724	26,243,465	(47,570)	92,715	26,249,456	13,148,864
Revenues – related party	-	-	8,191	-	-	8,191
Revenues, net	4,967,505	(305,837)	-	28,222,609	22,949,267	-
Total Revenues	5,054,229	25,937,628	(39,379)	28,315,324	49,198,723	13,157,055

Cost of Revenues	25,294	20,908,693	205,279	29,414	20,912,813	62,269,715

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

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

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Nine Months Ended
	July 31,
	2023	2022

Revenues
Product sales	$6,925	$12,905,805
Crypto miners sales, net	28,222,609	-
Drone imaging and video production	82,567	20,031
Program for educational institution	-	34,869
Other	3,223	196,350
Total Revenue Under ASC 606	$28,315,324	$13,157,055

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received. As of July 31, 2023, no advance received related to product sales.

Revenue from crypto miners sales, net

During the period ended July 31, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As such, the company recognized crypto miner sales net of costs. For the period ended July 31, 2023, cost of goods sold for miner purchases, netted by the gross sales was $103,483,250. As of July 31, 2023, $124,343 of advance received are related to deposits for crypto miners.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as deferred revenues. As of July 31, 2023, the Company had no advance received related to the educational institution program.

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

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended July 31, 2023, “For the period ended July 31, 2023, 100% of the inventories were purchased from G-Force for $9,772.”.

For the period ended July 31, 2022, 85.64% of the inventories were purchased from G-Force in the amount of $5,306,411.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended July 31, 2023, 21% of total revenue was generated from Kinoshita Group in the amount of $6,610,618.

For the period ended July 31, 2022, 95.72% of total revenue was generated from Done Net in the amount of $12,593,394.

NOTE 4 - GOING CONCERN

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

NOTE 5 - ACCOUNTS RECEIVABLE

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

NOTE 6 - ADVANCE PAYMENTS AND PREPAID EXPENSES

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

 NOTE 7 - FIXED ASSETS

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

NOTE 8 - DEFERRED REVENUE

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

NOTE 9 - RESEARCH & DEVELOPMENT

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

NOTE 10 - INCOME TAXES

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

NOTE 11 - SHAREHOLDERS EQUITY

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

NOTE 12 - LEASE ASSETS AND LIABILITIES

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

NOTE 13 - ACCRUED EXPENSES AND OTHER PAYABLES

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

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2024, the date on which the consolidated financial statements were available to be issued and has found no material transactions to report.

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

Revenues

We recorded revenues of $28,315,324 for the nine months ended July 31, 2023. We recorded revenues of $13,157,055 for the nine months ended July 31, 2022.

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

Dated: November 19, 2024