Form 10-K
period 2023-10-31
World Scan Project, Inc.
filed 2024-11-19
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2023

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56208

World Scan Project, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2677532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, Japan	162-0051
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which our share are traded
Common Stock, $0.0001 Series A Preferred Stock, $0.0001	None, but quoted on the Pink® Open Market operated by the OTC Markets Group under the symbol “WDSP”

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

[  ] Yes [X] No

As of October 31, 2023, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $120,000.

As of November 19, 2024 there were 11,560,350 shares of the Registrant’s common stock, par value $0.0001 per share, and 10,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, issued and outstanding.

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

WSP Japan was incorporated under the laws of Japan on January 22, 2020. Currently, WSP Japan is headquartered in Tokyo, Japan. The Company is an industrial automation equipment manufacturer, designing/developing robots, drones, Web3 infrastructure, IoT equipment and other related products. Our operations currently span across the globe

On February 19, 2020, Ryohei Uetaki gifted 7,000,000 shares of our Common Stock and 10,000,000 shares of our Series A Preferred Stock, which represented all of our issued and outstanding shares of Preferred Stock at the time, to SKYPR LLC, a Delaware Limited Liability Company (referred to herein as “SKYPR LLC”). Our CEO Ryohei Uetaki owns and controls 100% of the membership interests in SKYPR LLC.

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

In June, 2023, the Company entered into subscription agreements with 9 shareholders. Pursuant to these agreements, the Company issued 150,000 shares of Common Stock in total to these shareholders and received $1,500,000 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was the equivalent of about 10.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on May 25, 2023 at 4pm EST. The aforementioned offering has been completed and is no longer ongoing.

In August, 2023, the Company entered into subscription agreements with 1 shareholder. Pursuant to these agreements, the Company issued 20,000 shares of Common Stock in total to these shareholders and received $240,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

Overview

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. We are an industrial automation equipment manufacturer in start-up stage currently focused on developing and designing robots, drones, Web3 infrastructure, IoT equipment and other related products. Our operations currently span across the globe.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

The Company’s website is https://www.world-scan-project.com/.

The Company has elected October 31th as its year end.

SkyFight-X Drone Business

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

The Flylly is an extra small sized drone with 38 grams in weight, and not subject to the revised Aviation Act. ４K camera is installed for photo shooting, and angles can be adjusted manually by tilting the camera. Automatic flights are also programmable for simple flight plans.

Flylly and a smartphone is what the users need for operation: download the dedicated app, SKY Drone Go, to the smartphone to connect and control Flylly via Wi-Fi

Schematics of Flylly

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

The main function of the application is image reproductions of VR images and 360 degree images, with VR images of World Heritages, historical heritages, and natural heritage both in Japan and overseas as its contents. Currently, all contents in the applications are free of charge, although this does not preclude us from monetizing META DIVER in the future.

Pine Hill Productions, Inc., a New York corporation, (“Pine Hill”) is currently supervising the development of META DIVER.

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

As of October 31, 2023, the company offers for sale the following types of Zexabox machines: PRO, MINI, ULTIMA, DIV, ULTIMA EX, PRO TYPE-C, DIVⅡ, and DIVⅢ.

Current Operations Relating to Zexabox

Sales activities pursuant to ZEXABOX are outsourced to 3rd party marketing companies in Japan. All products are purchased from Web3 Computing Corp., formerly known as Cellessence Corp., an unrelated third party. The company does not carry inventory related to the ZEXABOX. Installation services for the products are conducted by Web3 Computing Corp.

Marketing

Sales and marketing activities pursuant to ZEXABOX are outsourced to 3rd party marketing companies in Japan. At present, company’s marketing activities are constrained to our company website located at: https://www.world-scan-project.com/, through which recent news and updates are released, and general advertising to direct potential customers to our website. Additionally, from time to time the company attends industry specific exhibitions and trade shows.

Future plans

World Scan Project, Inc., as an industrial automation equipment manufacturer, plans to further develop and apply our technologies in designing/developing Web3 infrastructure, IoT equipment (Zexabox) and other related products, in addition to the robots and drones we have been offering to the market globally.

(1)      To begin direct sales to consumers in Japan

The Company has tentative plans to evaluate the possibility of directly selling its products via web-based direct sales in Japan. It is possible that we may evaluate, and even begin to do so in 2024, but we do not currently have any definitive plans to do so at this point in time.

(2)	To expand the sales volume for our digital currency mining rigs

The Company is planning to gain sales agents and agencies to expand the sales of its new product named XEXABOX series.

(3)      To start selling products overseas, mainly in the USA

The Company has intentions to begin developing its own sales agencies, and at such time to begin to sell products through such agencies, overseas beginning, potentially, in 2023. These plans remain speculative in nature, however, in order to begin to progress these efforts, the Company entered into a consulting agreement with Pine Hill Productions, Inc., a New York corporation (Pine Hill”) on March 3, 2020. Pine Hill shall support the Company to expand its business operations into the USA. The consulting fee due to Pine Hill is $3,000 per month. As of October 31, 2023, there has been no material progress to disclose as pertains to this agreement.

(4)      To sell new products

The Company intends to sell core products other than drones and digital currency mining rigs.

(5)      The Company also has tentative plans, to evaluate the possibility of working on developing an underwater drone and a hover bike (flying bike). At this time, we are developing a scanner device that can be attached to an underwater drone and used to scan the sea floor, and the hover bike has been successfully tested in flight. The underwater 3D robot is called MURAKUMO, and the Hovercraft bike is called FREAP. At present neither of these potential products are available for sale as testing remains ongoing. However. we are still exploring the feasibility of these endeavors, and there is no guarantee that such plans will come to fruition.

Government Regulations in Japan

Currently, given that the entirety of our operations are conducted within Japan, and our customers reside in Japan, only the rules and regulations pertaining to drones within Japan are presently applicable to the Company’s operations.

Based on the revised Civil Aeronautics Act of 2020, registration of Unmanned Aircraft has been mandated. Based on the amendment to the Civil Aeronautics Act in 2020, unregistered Unmanned Aircraft flights will be banned. From June 20, 2022, Unmanned Aircraft will have to be marked with a registration ID to identify them and be fitted with a Remote ID function. The exclusion for Unmanned Aircraft was changed from “those weighing less than 200g” to “those weighing less than 100g.” This means that all Unmanned Aircraft of 100g or more are subject to registration. Acceptance of pre-registration began on December 20, 2021 and mandatory registration of all unmanned aircrafts began on June 20, 2022. The registration system for Unmanned Aircraft has been established to ensure safety and security in the expanded use of Unmanned Aircraft. While this regulation does not directly impact our ability to conduct any of our operations, it has placed the burden of registering autonomous drones onto the consumer, which we believe has had, and will continue to have, a detrimental impact upon our sales.

PATENTS AND TRADEMARKS

The following table is the list of patent registered..

Application Number	Name	Applicant	Application Date	Country	Record Date
2021-501939	Unmanned flight equipment, management equipment, operating equipment, and flight management methods	World Scan Project Corporation	2020/02/14	Japan	2022/07/22
2021-145931	Supporting equipment	World Scan Project Corporation	2021/09/08	Japan	2023/10/10

Employees

As of the date of this Annual Report, the Company, and its subsidiary, collectively have a total of 14 full-time employees. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/or directors and or employees.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

The following table details the terms of the lease agreements for the various properties leased by the Company.

Work space	Address	Lessee	Lessor	Monthly Rent	Date of Agreement	Term (Expiration of Lease)
Tokyo Office	2-18-23-2F, Nishiwaseda, Shinjuku-ku, Tokyo, Japan	World Scan Project Corporation	Make V Holdings Co., Ltd,	JPY 200,000 $1,569	January 22, 2020	December 31, 2024

Kojimachi Office	3-5-2-201, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 601,920 $4,725	June 28, , 2021	October 26, 2025
Kojimachi Office	3-5-2-1112, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 581,058 $4,561	June 28, 2021	September 30, 2025
Kojimachi Office	3-5-2-610, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY627,575 $4,926	August 27, 2021	December 2, 2025
Kojimachi Office	3-5-2-203, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 325,325 $2,553	February 1, 2022	April 1, 2026
Tenshodo	4-3-9 12fl. Ginza, Chuo-ku, Tokyo, Japan	World Scan Project Corporation	Tenshodo Co.	JPY 1,050,000 $8,242	October 30, 2021	November 18, 2031

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “WDSP”. Prior to the filing of this report, due to our delinquent SEC Reporting status, we were demoted by OTC Markets to the "Expert Market" tier. After the filing of this Form 10-K, our Form 10-Q for the quarter ending January 31, 2024, our Form 10-Q for the quarter ending April 30, 2024 and our Form 10-Q for the quarter ending July 31, we believe we will be current with our SEC Reporting obligations.

Holders

As of the date of this report, and as of our fiscal year end, there are approximately 51 shareholders of record of our common stock and 10,817,350 shares of common stock deemed issued and outstanding. As of the date of this report, and as of our fiscal year end, there is one shareholder of record of our Series A preferred stock and 10,000,000 shares of common stock deemed issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of October 31, 2023 we had cash and cash equivalents in the amount of $5,698,883. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $30,986,882 for the year ended October 31, 2023. We recorded revenues of $29,440,341 for the year ended October 31, 2022.

Net Income(Loss)

We recorded net loss of $3,416,587 for the year ended October 31, 2023. We recorded a net income of $8,908,782 for the year ended October 31, 2022.

Cash flow

For the year ended October 31, 2023, we had negative cash flows used in operations in the amount of $170,461 as compared to cash flow provided by operations of $4,605,591 for the year ended October 31, 2022. The decrease in operating cash flow is attributed to the net operating loss during this this period, mainly due to R&D expenses (see Note 10). For year ended October 31, 2023, we had negative cash flows from investing activities in the amount of $1,627,412, due mainly to the purchase of investment securities, as compared to cash flow used in investing activities of $227,180 for the year ended October 31, 2022. For the year ended October 31, 2023, we had cash flows provided by financing activities in the amount of $1,862,361, due to the sale of common shares (see Note 12) and deposits received for subscriptions of shares prior to registration, as compared to cash flow provided by financing activities of $0 for the year ended October 31, 2022.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates mixed trends, compared with the previous fiscal years, in our financial statements as in below:

As of October 31, 2023, the Company had working capital of $6,608,501, a decrease of $3,089,176 (-32%) as compared to working capital of $9,697,677 as of October 31, 2022. Additionally, the Company recorded cash and cash equivalents of $5,698,883, a decrease of $137,182 as compared to $5,836,065 in the prior year period ended October 31, 2022, The Company’s comparable liquidity to prior year is derived from increased sales of crypto miners and drone products and the sale of common shares (see Note 12), which balance out increased expenditures in research and development (see Note 10).   As stated in the consolidated financial statements, the Company, for the year ended October 31, 2023, recorded a net loss of $3,416,587 (-138.35% y-o-y) and used $170,461 (-101.01% y-o-y) in cash flows from operating activities. The change in net profit(loss), use of cash from operations, and decrease in working capital is mainly related to a large increase in research and development costs expensed in the year ended October 31, 2023 (see Note 10).

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

Item 8. Financial Statements and Supplementary Data.

WORLD SCAN PROJECT, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 2738)	F2

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 3223)	F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations and Comprehensive Income	F5

Consolidated Statements of Changes in Shareholders’ Equity	F6

Consolidated Statements of Cash Flows	F7

Notes to the Audited Consolidated Financial Statements	F8-F10

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

Houston, TX

February 10, 2023

-F2-

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of World Scan Project, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of World Scan Project, Inc. and its subsidiary (the “Company”) as of October 31, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relates.

Research and Development Expense

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company records expenses for research and development activities based on Management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of Advance payments and prepaid expenses balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing entity as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period. The Company incurred Research and Development expenditure totaling $18,717,456 in respect of various technologies mainly for two products Company intends to offer for sale in the future during the year ended October 31, 2023. All the technologies were in progress as on October 31, 2023, and all the expenditure incurred till year end was expensed in accordance with ASC 985 “Software – Costs of Software to Be Sold, Leased, or Marketed” and ASC 730 “Research and Development Costs”. Subsequent to year ended October 31, 2023, the Company has made a capitalization in accordance with ASC 985 “Software – Costs of Software to Be Sold, Leased, or Marketed”. Such capitalization has been made by the Company considering the fact that the Net realizable value/Future Economic Benefits exceeds unamortized cost.

The principal considerations for our determination that performing procedures related to management's assessment of recognizing Research and Development expenditures constitutes a critical audit matter include: (i) the significant judgment exercised by management in determining the recognition and accounting treatment of such costs; (ii) the higher degree of auditor judgment required in evaluating the results of audit procedures, due to the subjectivity and estimation uncertainty involved; and (iii) the involvement of professionals with specialized skills and expertise in assessing the appropriateness of the related estimates.

Addressing this matter involved performing procedures and evaluating audit evidence as part of forming our overall opinion on the consolidated financial statements. These procedures included: (i) inquiring with Company personnel responsible for overseeing the research and development activities to understand the progress of these activities, including project milestones and contract terms; (ii) discussing management's underlying assumptions regarding future economic benefits and treatment of such Research and Development cost; and (iii) Analyzing the terms of contracts between the Company and its contract research and manufacturing organizations, reviewing correspondence between the Company and these organizations regarding project completion status. We used this information to develop an independent estimate of the Advance payments and prepaid expenses and compared it to the amounts recorded by the Company.

Revenue Recognition

As discussed in Note 2 and 9 of the financial statements, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company during the year ended October 31, 2023. Net revenue for the sale of such products was recognized when the products were delivered to the customers and the customers completed the inspection of the same. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions.

We identified the recognition of revenue as a critical audit matter. Higher degree of auditor judgement is required in relation to Management’s assessment for revenue recognition and transfer of significant risk rewards associated with the sale of crypto miners.

Addressing this matter involved performing procedures and evaluating audit evidence as part of forming our overall opinion on the consolidated financial statements. These procedures included (i) reviewing and analyzing the relevant contractual terms with the third-party manufacturer; (ii) evaluating the Company’s assessment of the transfer of inventory risk and rewards; and (iii) inquiries and discussions with Management in relation to Company’s responsibility to act as an agent.

/s/ Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2024.

New Delhi, India

Date: November 19, 2024

-F3-

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2023	October 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$5,698,883	$5,836,065
Accounts receivable, trade	125,981	1,847,068
Other receivables, current	-	489
Advance payments and prepaid expenses	5,122,849	16,389,562
Inventories	358,635	403
TOTAL CURRENT ASSETS	11,306,348	24,073,587
Non-current assets
Furniture, fixtures, equipment and leasehold improvements, net	244,277	280,024
Lease asset long term	788,150	705,007
Investment securities	1,605,244	-
Long term prepaid expenses and security deposits, net	52,769	112,145
Deferred tax assets	27,841	307,438
Other intangible assets, non-current	15,147	19,960
TOTAL NON-CURRENT ASSETS	2,733,428	1,424,574

TOTAL ASSETS	$14,039,776	$25,498,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$1,103,686	$2,453,668
Accounts payable - related party	19,679	18,517
Income taxes payable	117	3,329,572
Consumption tax payable	29,027	941,483
Short-term lease liability	186,351	231,041
Advance received	3,358,529	7,401,171
Due to related party	458	458
TOTAL CURRENT LIABILITIES	4,697,847	14,375,910

Non-Current Liabilities
Lease liability long term	626,242	520,002

TOTAL LIABILITIES	$5,324,089	$14,895,912

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of October 31, 2023 and 2022)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,817,350 and 10,647,350 shares issued and outstanding as of October 31, 2023 and 2022, respectively)	1,082	1,065
Additional paid-in capital	2,063,973	323,990
Accumulated earnings	9,138,555	12,555,142
Accumulated other comprehensive income	(2,488,923)	(2,278,948)

TOTAL SHAREHOLDERS' EQUITY	$8,715,687	$10,602,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,039,776	$25,498,161

The accompanying notes are an integral part of these audited financial statements.

-F4-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	October 31, 2023	October 31, 2022

Revenues
Revenues	$288,094	$14,515,175
Revenues – related party	-	7,879
Revenues, net	30,698,788	14,917,287
Total Revenues	30,986,882	29,440,341
Cost of revenues	135,307	11,319,348
Gross profit	30,851,575	18,120,993

OPERATING EXPENSE
Research and development	18,717,456	-
General and administrative expenses	17,618,847	4,308,251
Total operating Expenses	36,336,303	4,308,251

Income (loss) from operations	(5,484,728)	13,812,742

Other income (expense)
Other income	31	20,918
Other expense	(24,351)	-
Total other income (expense)	(24,320)	20,918

Net income (loss) before tax	(5,509,048)	13,833,660
Income tax expense (credit)	(2,092,461)	4,924,878
NET INCOME (LOSS)	$(3,416,587)	$8,908,782

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(209,975)	$(2,118,754)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,626,562)	$6,790,028

Income per common share
Basic	$(0.32)	$0.84
Diluted	$(0.17)	$0.43

Weighted average common shares outstanding
Basic	10,696,528	10,647,350
Diluted	20,696,528	20,647,350

The accompanying notes are an integral part of these audited financial statements.

-F5-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2021	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(160,194)	$3,646,360	$3,812,221

Net income	-	-	-	-	-	-	8,908,782	8,908,782
Foreign currency translation	-	-	-	-	-	(2,118,754)	-	(2,118,754)
Balance - October 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(2,278,948)	$12,555,142	$10,602,249

Common shares sold	-	-	170,000	17	1,739,983	-	-	1,740,000
Net loss	-	-	-	-	-	-	(3,416,587)	(3,416,587)
Foreign currency translation	-	-	-	-	-	(209,975)	-	(209,975)
Balance - October 31, 2023	10,000,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,488,923)	$9,138,555	$8,715,687

The accompanying notes are an integral part of these audited financial statements.

-F6-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	October 31, 2023	October 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,416,587)	$8,908,782
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	102,436	146,437
Lease expense	293,406	311,951
Changes in operating assets and liabilities:
Accounts receivable	1,730,647	(2,145,524)
Advance payments and other prepaid expense	11,293,327	(16,413,398)
Inventories	(363,486)	42,482
Other receivables	492	14,443
Other current assets	-	(41,345)
Deferred tax assets	281,087	(357,819)
Accrued expenses and other payables	(1,469,879)	2,642,891
Software	-	(24,602)
Taxes payable	(4,267,861)	4,527,091
Advance received	(4,039,118)	7,292,667
ROU asset/liability	(314,925)	(298,465)
Net cash provided by (used in) operating activities	(170,461)	4,605,591

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(9,649)	(227,180)
Proceeds from refund of leasehold deposits	11,011	-
Cash paid for investment securities	(1,628,775)	-
Net cash used in investing activities	(1,627,413)	(227,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance for cash	1,740,000	-
Cash received for share subscriptions prior to registration	122,361	-
Net cash provided by financing activities	1,862,361	-

Net effect of exchange rate changes on cash	$(201,669)	$(1,125,564)

Net Change in Cash and Cash Equivalents	(137,182)	3,252,847
Cash and cash equivalents - beginning of period	5,836,065	2,583,218
Cash and cash equivalents - end of period	$5,698,883	$5,836,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$1,013,417	$1,592,781

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$1,269,132

The accompanying notes are an integral part of these audited financial statements.

-F7-

  NOTES TO THE AUDITED  CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

In June and August of 2023, the Company entered into subscription agreements with 10 shareholders. Pursuant to these agreements, the Company issued 170,000 shares of Common Stock in total to these shareholders and received $1,740,000 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was approximately 10.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on May 25, 2023 at 4pm EST. This offering has been completed and is no longer ongoing. However, offering deemed effective in August, 2023 is still ongoing. On August 13, 2024, we filed a Form 8-K with the SEC to announce that Mr. Ryohei Uetaki had chosen to extend the offering period of the S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission at 4:00 PM EST on August 23, 2023 by an additional 90 calendar days. As a result, the offering will now conclude on or about November 21, 2024.

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

Fixed assets and depreciation

Property, plant and equipment are stated at cost less depreciation and impairment loss. The initial cost of the assets comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the respective assets as follows: computer software developed or acquired for internal use, 2 to 5 years; computer equipment, 2 to 5 years; buildings and improvements, 5 to 15 years; leasehold improvements, 13, 15, up to 39 years; and furniture and equipment, 1 to 5 years.

Investment and Securities

In accordance with ASC 321-10-35-2, the Company elected to measure an equity security without a readily determinable fair value at its cost subject to impairment. The Company has not identified any observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

-F8-

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at weighted average quarterly rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

 --------

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

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received As of October 31, 2023, the Company had no advance received related to this stream.

Revenue from crypto miners sales, net

During the period ended October 31, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As of October 31, 2023, $3,358,529 of advance received related to sales of crypto miners.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as advance received. As of October 31, 2023, the Company had no advance received related to the educational institution program.

Research and Development

The Company accounts for research and development costs in accordance with ASC subtopic 730-10, Research and Development (“ASC 730-10”).

Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company also applies the principles of ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established.

The Company records expenses for research and development activities based on Management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed or products delivered. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of Advance payments and prepaid expenses balances related to such costs as of each balance sheet date. Management estimates the amount of work completed through discussions with internal personnel and the contract research and contract manufacturing entity as to the progress or stage of completion of the services. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $27,841 and $307,438 as of October 31, 2023 and October 31, 2022, respectively.

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

Basic and diluted earnings per share are as follows:

	October 31,

	2023	2022
Basic earnings per share	$(.32)	$.84
Diluted earnings per share	$(.17)	$.43

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

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended October 31, 2023, 100% of the inventories were purchased from G-Force in the amount of $471,510.

For the year ended October 31, 2022, 51.81% of the inventories were purchased from G-Force in the amount of $5,864,586 and 24.95% of the inventories were purchased from DN Branch in the amount of $2,823,899.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended October 31, 2023, 21% of total revenue was generated from Kinoshita Group in the amount of $6,610,618.

For the year ended October 31, 2022, 48.31% of total revenue was generated from Done Net in the amount of $14,221,414.

-F9-

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates mixed trends, compared with the previous fiscal years, in our financial statements as in below:

As of October 31, 2023, the Company had working capital of $6,608,501, a decrease of $3,089,176 (-32%) as compared to working capital of $9,697,677 as of October 31, 2022. Additionally, the Company recorded cash and cash equivalents of $5,698,883, a decrease of $137,182 as compared to $5,836,065 in the prior year period ended October 31, 2022, The Company’s comparable liquidity to prior year is derived from increased sales of crypto miners and drone products and the sale of common shares (see Note 12), which balance out increased expenditures in research and development (see Note 10).   As stated in the consolidated financial statements, the Company, for the year ended October 31, 2023, recorded a net loss of $3,416,587 (-138.35% y-o-y) and used $170,461 (-103.7% y-o-y) in cash flows from operating activities. The change in net profit(loss), use of cash from operations, and decrease in working capital is mainly related to a large increase in research and development costs expensed in the year ended October 31, 2023 (see Note 10).

Having reviewed the above, the Company realizes that whether we should be able to continue the positive trends demonstrated in our previous financial statements lies in our ability to continue to generate revenue and increase revenue going forward. Principally, the Company's consolidated financial statements are based on going concern assumptions, which assume the realization of assets and offset of liabilities in the normal course of business. Based on this, the Company also recognizes that it is critical for us to continue to operate and/or perform our obligation(s) in the future and procure any required funds needed to meet the redemption of its debt during normal business operations.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $125,981 as of October 31, 2023 and $1,847,068 as of October 31, 2022. No bad debt allowance was provided as of October 31, 2023 and October 31, 2022.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

As of October 31, 2023, 99.86% of total accounts receivable was owed to the Company by Drone Net Co., Ltd, in the amount of $125,811.

As of October 31, 2022, 77.36% of total accounts receivable was owed to the Company by Drone Net in the amount of $1,428,976 and 15.36% of total accounts receivable was owed to the Company by Chabi in the amount of $283,792.

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of October 31, 2023 and October 31, 2022, the Company had advance payments and other prepaid expenses of $5,122,849 and $16,389,562, respectively. Details of the advance payments as of October 31, 2023 and October 31, 2022 are as follows:

	October 31, 2023	October 31, 2022
Purchase of products from G-Force Inc.	$-	$101,158
Purchase of products from Sankyu Co., Ltd	28,782	-
Purchase of parts from Team M	-	37,097
Purchase of parts from Wise Partners Co., Ltd	-	228,785
Purchase of parts from Rogyx Co., Ltd	-	31,161
Purchase of consulting services from IBC Consulting	8,829	-
Purchase of cryptocurrency miners from Web3 Computing Corp	4,932,546	15,915,311
Other advances and prepaid expenses	152,692	76,050
Totals	$5,122,849	$16,389,562

NOTE 6 - FIXED ASSETS

The Company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the year ended October 31, 2023, the Company purchased additional long-term assets totaling $9,649. The Company is depreciating fixed assets over a 1-39 year period once they were put into use. Depreciation expense for the year ended October 31, 2023 was $51,131.

During the year ended October 31, 2022, the Company purchased long-term assets, including building renovations, totaling approximately $227,180. The Company is depreciating these assets over a 5-10 year period once they were put into use. Depreciation expense for the year ended October 31, 2022 was approximately $50,535.

NOTE 7 - ADVANCE RECEIVED

Advance received is the amount the Company received in advance from the customer for their orders placed with us. As of October 31, 2023 advance received in the amount of $3,358,529 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.  As of October 31, 2022, advance received in the amount of $7,401,171 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 8 - Investment and Securities

During the year ended October 31, 2023, the company has invested $1.6 million (JPY 240 million) in 400 shares of ZYRQ Corp. For that investment, the Company has received an exclusive right to commercialize IOT Edge Data Center Business. Further, the Company is developing IOT Terminal for which the Company has appointed WEB3 and NBCT to develop the said technology and ZYRQ is developing Immersion cooling technology (IOT Edge Data Centre).

There is no impairment required for such investment as at October 31, 2023 and in subsequent period.

NOTE 9 - REVENUE

During the year ended October 31, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As such, the company recognized crypto miner sales net of costs. During the three month period ended July 31, 2023, there were changes in the Company’s operating agreements that resulted in a change in the reporting of revenue associated with the sales of crypto miners, to that of product sales with the corresponding cost of sales of the crypto miners included in total cost of revenues. However, the effect of such restatement doesn't have any impact on the net income.

	Year Ended
	October 31,
	2023	2022

Revenues
Product sales	$203,225	$14,043,637
Product sales – related party	-	7,879
Crypto miners sales, net	30,698,788	14,917,287
Drone imaging and video production	81,187	-
Program for educational institution	-	33,541
Other	3,682	437,997
Total Revenue Under ASC 606	$30,986,882	$29,440,341

NOTE 10 - RESEARCH & DEVELOPMENT

The Company incurred Research and Development expenditure totaling $18,717,456 in respect of various technologies mainly for two products Company intends to offer for sale in the future during the year ended October 31, 2023. All the technologies were in progress as on October 31, 2023, and all the expenditure incurred till year end was expensed in accordance with ASC 985 “Software – Costs of Software to Be Sold, Leased, or Marketed” and ASC 730 “Research and Development Costs”. Subsequent to year ended October 31, 2023, the Company has made a capitalization in accordance with ASC 985 “Software – Costs of Software to Be Sold, Leased, or Marketed”. Such capitalization has been made by the Company considering the fact that the Net realizable value/Future Economic Benefits exceeds unamortized cost. Expenses totaling $12,889,323 were recorded for R&D specifically related to producing a cost-effective cooling system for data centers. Expenses totaling $5,077,179 were recorded for R&D specifically related to producing technology to be used by other companies to produce NFTs, mainly for marketing purposes. There were also general R&D costs of $750,954. The total R&D expense contributed to a net loss before tax for the year ended October 31, 2023 of $3,416,587, which necessitated an adjustment to the accrual for income taxes payable resulting in a tax credit of $2,092,461 for the year (see Note 11).

NOTE 11 - INCOME TAXES

For the years ended October 31, 2023 and 2022, the Company had income tax expense(credit) in the amount of ($2,092,461) and $4,924,878, respectively. The income tax credit for year ended October 31, 2023 was due to the adjustment to income taxes payable resulting from the net loss before taxes for the year ended October 31, 2023 of $3,416,587). During the years ended October 31, 2023 and 2022, the Company paid income taxes totaling $1,013,417 and $1,592,781, respectively.

United States

The Company was incorporated under the laws of the State of Delaware on October 25, 2019. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan through WSP Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2023	23.15%	25.73%	38.07%

As of October 31, 2023 and October 31, 2022, the Company had income tax payable of $117 and $3,329,572, respectively.

As of October 31. 2023 and October 31, 2022, the Company had deferred tax assets of $27,841 and $307,438, respectively.

For the years ended October 31, 2023 and 2022, the Company’s income tax expenses (credit) are as follows:

	For the Years Ended
	October 31,
	2023	2022
Current	$(2,352,130)	$5,282,697
Deferred	259,669	(357,819)
Total	$(2,092,461)	$4,924,878

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the Japanese statutory tax rate for the years ended October 31, 2023 and 2022 is as follows:

	For the Years Ended
	October 31,
	2023	2022
Japanese statutory tax rate	34.59%	34.59%
Change in valuation allowance	(0.19)	1.01
Tax credit	(9.00)	-
Effective tax rate	25.40%	35.60%

The tax effects of temporary differences that give rise to the deferred tax assets at October 31, 2023 and 2022 are presented below:

	October 31,	October 31,
	2023	2022
Deferred tax assets
Business tax payable	$-	$307,438
Loss carry forward	26,255	-
Other	89,684	82,991
Subtotal	115,939	390,429
Less valuation allowance	(88,098)	(82,991)
Total deferred tax assets	$27,841	$307,438

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

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth. The adjustments of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is adjusted. For the year ended October 31, 2023, certain valuation allowance was released for WSP Japan considering the collectability of deferred tax assets.

As of October 31, 2023, WSP Japan had net operating losses which can be carried forward for income tax purposes of $75,904 to reduce future taxable income. If not used, these carryforwards will expire in 2033.

NOTE 12 - SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2023 and October 31, 2022.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,817,350 and 10,647,350 shares of common stock issued and outstanding as of October 31, 2023 and October 31, 2022, respectively.

During the year ended October 31, 2023, 170,000 shares of common stock were sold to 9 shareholders for proceeds totaling $1,500,000 by S-1 offering deemed effective on May 25, 2023. In addition, due to another offering by S-1 deemed effective on August 23, 2023, proceeds totaling $240,000 from 1 shareholder has been recorded. The latter offering has not been closed yet. On August 13, 2024, we filed a Form 8-K with the SEC to announce that Mr. Ryohei Uetaki had chosen to extend the offering period of the S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission at 4:00 PM EST on August 23, 20234 by an additional 90 calendar days. As a result, the offering will now conclude on or about November 21, 2024.

NOTE 13 - LEASE ASSETS AND LIABILITIES

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to over 3 years. We recognized $293,406 and $311,951 in operating lease costs for the years ended October 31, 2023 and October 31, 2022, respectively.

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

	Balance Sheet Classification	October 31, 2023	October 31, 2022

Right-of-use assets	Lease asset long	$788,150	$705,007
Current lease liabilities	Short-term lease liability	186,351	231,041
Non-current lease liabilities	Lease liability long term	626,242	520,002

Maturities of lease liabilities as of October 31, 2023 are as follows:

2024	225,282
2025	155,499
2026	80,262
2027 and beyond	387,934
Total	848,977
Add(Less): Imputed interest	(36,384)
Present value of lease liabilities	812,593

NOTE 14 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of October 31, 2023 and October 31, 2022, the Company had accrued expenses and other payables of $1,103,686 and $2,453,668, respectively. Details of the accrued expenses and other payables as of October 31, 2023 and October 31, 2022 are as follows:

	October 31, 2023	October 31, 2022
Accounts payable, trade	$893,805	$2,383,161
Accounts payable for employees	43,106	54,879
Deposits received prior to registration of shares	120,618	-
Accrued payroll liabilities	46,157	15,628
Totals	$1,103,686	$2,453,668

NOTE 15 - RELATED-PARTY TRANSACTIONS

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

Loan to the Company

As of October 31, 2023, our CEO and Director, Ryohei Uetaki, has advanced to the Company $19,679 for salary and $458 for expenses. This advance is considered as a loan to the Company which is unsecured, noninterest-bearing and payable on demand.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2024, the date on which the consolidated financial statements were available to be issued and has found no material transactions to report except the following:

On January 17, 2024, World Scan Project Inc.’s (the “Company”) independent registered public accounting firm, M&K CPAS, PLLC (“MK”) resigned effective immediately. The report of MK on the Company’s consolidated financial statements for fiscal years ended October 31, 2022 and 2021 included in the Company’s annual report on Form 10-K for the year ended October 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except that such report expressed substantial doubt regarding the Company’s ability to continue as a going concern.

During the fiscal years ended October 31, 2022 and 2021, and the subsequent interim period through January 17, 2024, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and MK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which would have caused it to make reference to the subject matter of such a disagreement in connection with its audit reports on the Company’s financial statements for such years, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

On May 7, 2024, the Board of Directors approved the engagement of Mercurius & Associates LLP (PCAOB ID: 3223)(“MAS”) as the Company’s independent registered public accounting firm for the audit of the fiscal year ended October 31, 2023, and any reviews of interim periods thereafter. During the fiscal years ended October 31, 2022 and 2021 and through October 31, 2023, neither the Company nor anyone on its behalf consulted with MAS regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Mercurius & Associates LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

On August 13, 2024, we filed a Form 8-K with the SEC to announce that Mr. Ryohei Uetaki had chosen to extend the offering period of the S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission at 4:00 PM EST on August 23, 2023 by an additional 90 calendar days. As a result, the offering will now conclude on or about November 21, 2024. The Company will continue to provide investors with a current prospectus, including up-to-date financial information and any other required disclosures.

-F10-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 17, 2024, World Scan Project Inc.’s (the “Company”) independent registered public accounting firm, M&K CPAS, PLLC (“MK”) resigned effective immediately.

The report of MK on the Company’s consolidated financial statements for fiscal years ended October 31, 2022 and 2021 included in the Company’s annual report on Form 10-K for the year ended October 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except that such report expressed substantial doubt regarding the Company’s ability to continue as a going concern.

During the fiscal years ended October 31, 2022 and 2021, and the subsequent interim period through January 17, 2024, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and MK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which would have caused it to make reference to the subject matter of such a disagreement in connection with its audit reports on the Company’s financial statements for such years, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

On May 7, 2024, the Board of Directors approved the engagement of Mercurius & Associates LLP (PCAOB ID: 3223) as the Company’s independent registered public accounting firm for the audit of the fiscal year ended October 31, 2023, and any reviews of interim periods thereafter.

During the fiscal years ended October 31, 2022 and 2021 and through October 31, 2023, neither the Company nor anyone on its behalf consulted with Mercurius & Associates LLP regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Mercurius & Associates LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Our Chief Executive Officer, Ryohei Uetaki, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report October 31, 2023 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of October 31, 2023, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

World Scan Project, Inc.

NAME	AGE	POSITION
Ryohei Uetaki	50	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	31	Chief Technology Officer

World Scan Project Corporation

NAME	AGE	POSITION
Ryohei Uetaki	50	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	31	Chief Technology Officer

Ryohei Uetaki

Mr. Ryohei Uetaki graduated from the Osaka Gakuin University Faculty of Commerce in 1997. In 2000, he incorporated Zero Step Ltd and assumed the position of president. In 2006, Zero Step Ltd ceased all operations. In 2006, Mr. Uetaki joined EAZ Holdings Ltd as a director in charge of the company’s marketing efforts. Mr. Uetaki remained as director of EAZ until 2007. From 2007 to 2019, he was engaged as an independent business consultant. From 2017 to 2018, he served as an associated professor of Keio University Graduate School. On October 25, 2019, he was appointed as the president, CEO and director of World Scan Project, Inc. On January 10, 2020, he was appointed as the CEO and member of SKYPR LLC. Inc. On January 22, 2020, he was appointed as the president, CEO and director of World Scan Project Corporation. On November 18, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies Corporation. Currently, he serves as the officer and director of World Scan Project, Inc., World Scan project Corporation, SKYPR LLC, and Kids Cell Technologies Corporation.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended October 31, 2023.

Procedure for Nominating Directors

In 2022and 2023 we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended October 31, 2023 and for the year ended October 31, 2022 This in relation to the Company, World Scan Project, Inc.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2023	213,375		0	0	0	0	0	213,375
Yasumasa Ichikawa, Chief Technology Officer (2)	2023	129,491	6,787	0	0	0	0	0	136,278
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2022	188,405		0	0	0	0	0	188,405
Yasumasa Ichikawa, Chief Technology Officer (2)	2022	121,678		0	0	0	0	0	121,678

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

As of our fiscal year end, the Company has 10,797,350 shares of common stock and 10,000,000 shares of Series A preferred stock issued and outstanding..

*The table below is as of October 31, 2023.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Preferred Stock Beneficially Owned	Shares of Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Ryohei Uetaki (1) Address: 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan	10,000,000	92.6%	10,000,000	*	92.6%
5% or greater shareholders
None	-	-	-	-	-

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

For the year ended October 31, 2023, the Company borrowed $0 from Ryohei Uetaki, our CEO. The total due were $213,375 for salary and $458 for expense October 31, 2022, and were unsecured, due on demand and non-interest bearing.

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

		2023	2022
Audit fees	M&K CPAS, PLLC	$139,552	$57,677
	Mercurius and Associates LLP(*)	-	-
Audit related fees
Tax fees
All other fees

Total			$$57,677

* On May 7, 2024, the Board of Directors approved the engagement of Mercurius & Associates LLP (PCAOB ID: 3223)(“MAS”) as the Company’s independent registered public accounting firm for the audit of the fiscal year ended October 31, 2023, and any reviews of interim periods thereafter. During the fiscal years ended October 31, 2022 and 2021 and through October 31, 2023, neither the Company nor anyone on its behalf consulted with MAS regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Mercurius & Associates LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended October 31, 2023. (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: November 19, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: November 19, 2024