Form 10-Q
period 2024-01-31
World Scan Project, Inc.
filed 2024-11-19
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2024

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

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2024 (Unaudited)	October 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$767,210	$5,698,883
Accounts receivable, trade	-	125,981
Other receivables, current	25,515	-
Advance payments and prepaid expenses	11,930,635	5,122,849
Inventories	14,112	358,635
TOTAL CURRENT ASSETS	12,737,472	11,306,348
Non-current assets
Furniture, fixtures and equipment, net	266,054	244,277
Lease asset long term	740,181	788,150
Investment securities	1,626,567	1,605,244
Long term prepaid expenses and security deposits, net	49,140	52,769
Deferred tax assets	92,349	27,841
Other intangible assets, non-current	420,813	15,147
TOTAL NON-CURRENT ASSETS	3,195,104	2,733,428

TOTAL ASSETS	$15,932,576	$14,039,776

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$6,166,607	$1,103,686
Accounts payable - related party	19,941	19,679
Income taxes payable	119	117
Consumption tax payable	-	29,027
Short-term lease liability	168,728	186,351
Advance received	357,659	3,358,529
Due to related party	458	458
TOTAL CURRENT LIABILITIES	6,713,512	4,697,847

Non-Current Liabilities
Lease liability long term	598,451	626,242

TOTAL LIABILITIES	$7,311,963	$5,324,089

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of January 31, 2024 and October 31, 2023)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,817,350 shares issued and outstanding as of January 31, 2024 and October 31, 2023)	1,082	1,082
Additional paid-in capital	2,063,973	2,063,973
Accumulated earnings	8,830,294	9,138,555
Accumulated other comprehensive income	(2,275,736)	(2,488,923)

TOTAL SHAREHOLDERS' EQUITY	$8,620,613	$8,715,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,932,576	$14,039,776

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	January 31, 2024	January 31, 2023

Revenues
Revenues	$544,025	$5,257
Revenues, net	1,261,420	7,737,907
Total Revenues	1,805,445	7,743,164
Cost of revenues	319,007	3,492
Gross profit	1,486,438	7,739,672

OPERATING EXPENSE
General and administrative expenses	1,582,961	4,109,658
Research and development	179,625	-
Total operating Expenses	1,762,586	4,109,658

Income (loss) from operations	(276,148)	3,630,014

Other income (expense)
Other income	1	-
Other Expense	(96,433)	-
Total other income (expense)	(96,432)	-

Net income (loss) before tax	(372,580)	3,630,014
Income tax expense (credit)	(64,319)	1,607,773
NET INCOME (LOSS)	$(308,261)	$2,022,241

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$213,187	$1,531,918

TOTAL COMPREHENSIVE INCOME (LOSS)	$(95,074)	$3,554,159

Income per common share
Basic	$(0.03)	$0.19
Diluted	$(0.01)	$0.10

Weighted average common shares outstanding
Basic	10,817,350	10,647,350
Diluted	20,817,350	20,647,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING January 31, 2024

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2023	10,000,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,488,923)	$9,138,555	$8,715,687

Net loss	-	-	-	-	-	-	(308,261)	(308,261)
Foreign currency translation	-	-	-	-	-	213,187	-	213,187
Balance - January 31, 2024	10,000,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,275,736)	$8,830,294	$8,620,613

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

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	January 31, 2024	January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(308,261)	$2,022,241
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,361	12,817
Amortization of long-term deposits	4,350	13,824
Lease expense	57,580	73,153
Changes in operating assets and liabilities:
Accounts receivable	128,247	1,866,010
Advance payments and other prepaid expense	(7,095,571)	(3,628,404)
Inventories	771,454	-
Other receivables	(25,634)	(126)
Other current assets	-	-
Deferred tax assets	(64,435)	203,551
Accrued expenses and other payables	(753,407)	(300,962)
Taxes payable	(29,549)	1,607,464
Advance received	(3,059,618)	(6,664,286)
ROU asset/liability	(158,020)	(78,060)
Net cash used in operating activities	(10,519,503)	(4,872,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(30,797)	-
Cash paid for intangible assets	(408,529)	-
Net cash used in investing activities	(439,326)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for share subscriptions prior to registration	$5,832,000	$-
Net cash provided by financing activities	5,832,000	-

Net effect of exchange rate changes on cash	$195,156	$587,266

Net Change in Cash and Cash Equivalents	(4,931,673)	(4,285,512)
Cash and cash equivalents - beginning of period	5,698,883	5,836,065
Cash and cash equivalents - end of period	$767,210	$1,550,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2024

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

Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales. The Company is subject to consumption taxes in Japan for the quarter ended January 31, 2024  .

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received  . As of January 31, 2024, the Company had no advance received related to product sales.

Revenue from crypto miners sales

During the period ended January 31, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As of January 31, 2024, $357,659 of advance received are related to deposits for crypto miners.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as advance received  . As of January 31, 2024, the Company had no advance related to the educational institution program.

Other intangible assets

Other intangible assets with finite useful lives consist primarily of software, which are amortized using the straight-line method. The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $92,349 and $27,841 as of January 31, 2024 and October 31, 2023, respectively.

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

Basic and diluted earnings per share are as follows:

	January 31,

	2024	2023
Basic earnings(loss) per share	$(0.03)	$0.19
Diluted earnings(loss) per share	$(0.01)	$0.10

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

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended January 31, 2024, 100% of the inventories were purchased from G-Force in the amount of $6,385.

For the period ended January 31, 2023, 100% of the inventories were purchased from G-Force in the amount of $3,492.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended January 31, 2024, 36.6% of total revenue was generated from I’rom Co. Ltd. in the amount of $660,753.

For the period ended January 31, 2024, 30.13% of total revenue was generated from Drone Net, Inc. in the amount of $544,025.

For the period ended January 31, 2024, 12.89% of total revenue was generated from Heart Corporation in the amount of $232,657.

For the period ended January 31, 2023, none.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates mixed trends, compared with the previous fiscal years, in our financial statements as in below:

As of January 31, 2024, the Company had working capital of $6,023,960, a decrease of $584,581 (-9%) as compared to working capital of $6,608,501 as of October 31, 2023. Additionally, the Company recorded cash and cash equivalents of $767,210, a decrease of $4,931,673 as compared to $5,698,833 in the prior year ended October 31, 2023. The Company’s decreased liquidity as compared to prior year is due to a nearly $6 million increase in advance payments and prepaid expenses. As stated in the consolidated financial statements, the Company, for the period ended January 31, 2024, recorded a net loss of $308,261 (-115.24% y-o-y) and used $10,519,502 (+3.80% y-o-y) in cash flows from operating activities, as compared to the same period in 2023. The change in net profit(loss), use of cash from operations, and decrease in working capital is mainly related to increased advance payments and prepaid expenses and decrease in revenue.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $0 as of January 31, 2024 and $125,981 as of October 31, 2023. No bad debt allowance was provided as of January 31, 2024 and October 31, 2023.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

For the period ended October 31, 2023, 99.86% of total accounts receivable was owed to the Company by Drone Net Co. Ltd., in the amount of $125,811.

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of January 31, 2024 and October 31, 2023, the Company had advance payments and other prepaid expenses of $11,930,635 and $5,122,849, respectively. Details of the advance payments as of January 31, 2024 and October 31, 2023 are as follows:

	January 31, 2024	October 31, 2023
Purchase of product from CU Holdings, Co., Ltd	$3,736,123	$-
Purchase of products from MUSASHI Inc.	2,616,740	-
Purchase of products from Sankyu Co., Ltd	29,165	28,782
Purchase of consulting services from IBC Consulting	8,946	8,829
Purchase of cryptocurrency miners from Web3 Computing Corp	4,542,189	4,932,546
Other advances and prepaid expenses	997,472	152,692
Totals	$11,930,635	$5,122,849

 NOTE 6 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended January 31, 2024, the Company purchased fixed assets totaling $30,797 and software totaling $408,529. The Company is depreciating previously purchased assets over a 1-39 year period once they were put into use. Depreciation expense for the period ended January 31, 2024 was approximately $13,361.

During the year ended October 31, 2023, the Company purchased additional long-term assets totaling $9,649. The Company is depreciating fixed assets over a 1-39 year period once they were put into use. Depreciation expense for the year ended October 31, 2023 was $51,131.

NOTE 7 - ADVANCE RECEIVED

Advance received is the amount the Company received in advance from the customer for their orders placed with us. As of January 31, 2024 advance received in the amount of $357,659 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values. As of October 31, 2023 advance received in the amount of $3,358,529 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 8 - REVENUE

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Three Months Ended
	January 31,
	2024	2023

Revenues
Product sales	$544,025	$4,344
Crypto miners sales, net	1,261,420	7,737,907
Drone imaging and video production	-	-
Program for educational institution	-	-
Other	-	913
Total Revenue Under ASC 606	$1,805,445	$7,743,164

NOTE 9 - RESEARCH & DEVELOPMENT

During the period ended January 31, 2024, the Company incurred research and development expenses of $179,625 for three products the Company intends to offer for sale in the future. There was no expense for research and development in the period ended January 31, 2023.

The Company incurred Research and Development expenditure totaling $18,717,456 in respect of various technologies mainly for two products Company intends to offer for sale in the future during the year ended October 31, 2023. All the technologies were in progress as on October 31, 2023, and all the expenditure incurred until year end was expensed in accordance with ASC 985 “Software – Costs of Software to Be Sold, Leased, or Marketed” and ASC 730 “Research and Development Costs”. Subsequent to year ended October 31, 2023, the Company made a capitalization in accordance with ASC 985 “Software – Costs of Software to Be Sold, Leased, or Marketed”. Such capitalization has been made by the Company considering the fact that the Net realizable value/Future Economic Benefits exceeds unamortized cost. Expenses totaling $12,889,323 were recorded for R&D specifically related to producing a cost-effective cooling system for data centers. Expenses totaling $5,077,179 were recorded for R&D specifically related to producing technology to be used by other companies to produce NFTs, mainly for marketing purposes. There were also general R&D costs of $750,954. The total R&D expense contributed to a net loss before tax for the year ended October 31, 2023 of $3,416,587, which necessitated an adjustment to the accrual for income taxes payable resulting in a tax credit of $2,092,461 for the year (see Note 10). During the period ended January 31, 2024, the Company has capitalized $406,641 of the developed external software as an intangible asset. The Company has deemed that there is no requirement for impairment of the asset.

NOTE 10 - INCOME TAXES

For the periods ended January 31, 2024 and 2023, the Company had income tax credit of $64,319 and income tax expense in the amount of $1,607,773, respectively. The income tax credit for the period ended January 31, 2024 was related to the adjustment to income taxes payable resulting from the net loss before taxes for the year ended October 31, 2023 of $3,416,587 (see Note 9).

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

For the periods ended January 31, 2024 and 2023, the Company’s income tax expenses are as follows:

	Three Months Ended
	January 31,
	2024	2023
Current	$116	$1,404,222
Deferred	(64,435)	203,551
Total	$(64,319)	$1,607,773

As of January 31, 2024 and October 31, 2023, the Company had income tax payable of $119 and $117, respectively.

NOTE 11 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of January 31, 2024 and October 31, 2023.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 10,817,350 shares of common stock issued and outstanding as of January 31, 2024 and October 31, 2023.

NOTE 12 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of January 31, 2024, our CEO and Director, Ryohei Uetaki, has advanced to the Company $19,941 for salary and $458 for expenses. This advance is considered as a loan to the Company, which is unsecured, noninterest-bearing and payable on demand.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to 10 years. We recognized $57,580 and $73,153 in operating lease costs for the three months ended January 31, 2024 and January 31, 2023, respectively.

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

	Balance Sheet Classification	January 31, 2024	October 31, 2023

Right-of-use assets	Lease asset long	$740,181	$788,150
Current lease liabilities	Short-term lease liability	168,728	186,351
Non-current lease liabilities	Lease liability long term	598,451	626,242

Maturities of lease liabilities as of January 31, 2024 are as follows:

2023	256,333
2024	89,695
2025	73,482
2026 and beyond	462,336
Total	881,846
Add/(Less): Imputed interest	(114,667)

Present value of lease liabilities	767,179

NOTE 14 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of January 31, 2024 and October 31, 2023, the Company had accrued expenses and other payables of $6,166,607 and $1,103,686, respectively. Details of the accrued expenses and other payables as of January 31, 2024 and October 31, 2023 are as follows:

	January 31, 2024	October 31, 2023
Accounts payable, trade	$231,602	$893,805
Accounts payable for employees	42,639	43,106
Deposits received prior to registration of shares	5,843,638	120,618
Accrued payroll liabilities	48,728	46,157
Totals	$6,166,607	$1,103,686

NOTE 15 - SUBSEQUENT EVENTS

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of January 31, 2024 we had cash and cash balance in the amount of $767,210. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $6,635,195 for the three months ended January 31, 2024. We recorded revenues of $7,743,164 for the three months ended January 31, 2023.

Net Income

We recorded a net loss of $308,261 for the three months ended January 31, 2024. We recorded a net income of $2,022,241 for the three months ended January 31, 2023.

Cash flow

For the three months ended January 31, 2024, we had negative cash flows used in operations in the amount of $10,519,502. The decrease in operating cash flow is attributed to prepaid manufacturing services during this period and the decrease in net income. For the three months ended January 31, 2024, we had negative cash flows used investing activities. This decrease in cash flows it attributed the purchase of fixed and long term intangible assets. For the three months ended January 31, 2024, we no cash flows financing activities totaling $5,832,000 due to receipts of deposits for share subscriptions prior to registration.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some mixed trends, compared with the previous fiscal years, in our financial statements as in below:

As of January 31, 2024, the Company recorded cash and cash equivalents of $767,210, a decrease of $783,343 as compared to $1,550,553 in the prior year period ended January 31, 2023. For the period ended, the Company’s major sources of liquidity is derived from product sales. The main cause of the decrease in cash from October 31, 2023 to January 31, 2024 is due to the working capital, which is an increase in advance payments and prepaid expenses by approximately $6M. The balance mainly consists of advance payments for drone production and cryptocurrency miners. As stated in the consolidated financial statements for the period ended on January 31, 2024, the Company recorded a loss of $308,261 (-115.24% y-o-y) and used 10,519,502 (-115.88% y-o-y) in cash flows from operating activities. As a result, the Company’s working capital was reduced to approximately $6 million compared to October 31, 2023 working capital of approximately $6.6 million.

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

Based on the Company’s evaluation and considering the positive financials trends the Company has experienced for many previous quarters, management believes that the 9% reduction in working capital this quarter will not adversely impact the Company’s ability to continue as a going concern.

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

As of January 31, 2024, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer, who also serves as our Chief Financial Officer in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended January 31, 2024 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: November 19, 2024