Form 10-Q
period 2024-07-31
World Scan Project, Inc.
filed 2024-11-20
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2024

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

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2024 (Unaudited)	October 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,121,894	$5,698,883
Accounts receivable, trade	15,302	125,981
Other receivables, current	106	-
Advance payments and prepaid expenses	21,992,160	5,122,849
Inventories	49,387	358,635
TOTAL CURRENT ASSETS	23,178,849	11,306,348
Non-current assets
Furniture, fixtures and equipment, net	236,992	244,277
Lease asset long term	631,221	788,150
Investment securities	1,574,390	1,605,244
Long term prepaid expenses and security deposits, net	42,760	52,769
Deferred tax assets	401,648	27,841
Other intangible assets, non-current	601,834	15,147
TOTAL NON-CURRENT ASSETS	3,488,845	2,733,428

TOTAL ASSETS	$26,667,694	$14,039,776

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$2,992,473	$1,103,686
Accounts payable - related party	18,791	19,679
Income taxes payable	344	117
Consumption tax payable	-	29,027
Short-term lease liability	164,013	186,351
Advance received	6,599,862	3,358,529
Due to related party	458	458
TOTAL CURRENT LIABILITIES	9,775,941	4,697,847

Non-Current Liabilities
Lease liability long term	490,988	626,242

TOTAL LIABILITIES	$10,266,929	$5,324,089

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of July 31, 2024 and October 31, 2023)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 11,560,350 and 10,817,350 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively)	1,157	1,082
Additional paid-in capital	10,629,846	2,063,973
Accumulated earnings	8,080,672	9,138,555
Accumulated other comprehensive income	(2,311,910)	(2,488,923)

TOTAL SHAREHOLDERS' EQUITY	$16,400,765	$8,715,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,667,694	$14,039,776

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended July 31, 2024	For the Three Months Ended July 31, 2023	For the Nine Months Ended July 31, 2024	For the Nine Months Ended July 31, 2023

Revenues	$29,654	$86,724	$1,514,009	$92,715
Revenues, net	543,289	4,967,505	2,661,487	28,222,609
Total Revenues	572,943	5,054,229	4,175,496	28,315,324
Cost of revenues	1,779	25,294	873,191	29,414
Gross profit	$571,164	$5,028,935	$3,302,305	$28,285,910

OPERATING EXPENSE
Research and development	318,858	18,431,449	630,500	18,431,449
General and administrative expenses	1,155,861	3,677,646	3,928,562	15,878,348
Total operating expenses	1,474,719	22,109,095	4,559,062	34,309,797

Income/(Loss) from operations	(903,555)	(17,080,160)	(1,256,757)	(6,023,887)

Other income/(expense)
Other income	-	(1)	11	9
Other expense	(812)	6,312	(95,470)	(25,627)
Total other income/(expenses)	(812)	6,311	(95,459)	(25,618)

Net income(loss) before tax	(904,367)	(17,073,849)	(1,352,216)	(6,049,505)
Income tax expense/(credit)	(214,959)	(6,177,782)	(294,333)	(2,302,194)
NET INCOME/(LOSS)	$(689,408)	$(10,896,067)	$(1,057,883)	$(3,747,311)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	$984,085	$(460,214)	$177,013	$715,112

TOTAL COMPREHENSIVE INCOME/ (LOSS)	$294,677	$(11,356,281)	$(880,870)	$(3,022,199)

Income per common share
Basic	$(0.06)	$(1.02)	$(0.10)	$(0.35)
Diluted	$(0.03)	$(0.53)	$(0.10)	$(0.18)

Weighted average common shares outstanding
Basic	11,409,502	10,691,372	11,018,683	10,622,185
Diluted	21,409,502	20,691,372	21,018,683	20,662,185

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING July 31, 2024

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2023	10,000,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,488,923)	$9,138,555	$8,715,687

Net loss	-	-	-	-	-	-	(308,261)	(308,261)
Foreign currency translation	-	-	-	-	-	213,187	-	213,187
Balance - January 31, 2024	10,000,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,275,736)	$8,830,294	$8,620,613
Common shares sold	-	-	486,000	49	5,831,951	-	-	5,832,000
Net income	-	-	-	-	-	-	110,275	110,275
Foreign currency translation	-	-	-	-	-	(1,020,259)	-	(1,020,259)
Balance - April 30, 2024	10,000,000	$1,000	11,303,350	$1,131	$7,895,924	$(3,295,995)	$8,940,569	$13,542,629
Common shares sold	-	-	257,000	26	2,733,922	-	-	2,733,948
Net Loss	-	-	-	-	-	-	(859,897)	(859,897)
Foreign currency translation	-	-	-	-	-	984,085	-	984,085
Balance - July 31, 2024	10,000,000	$1,000	11,560,350	$1,157	$10,629,846	$(2,311,910)	$8,080,672	$16,400,765

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDING JULY 30, 2023

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

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	July 31, 2024	July 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,057,883)	$(3,747,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,114	38,884
Amortization of long-term deposits	9,129	40,882
Lease expense	111,289	212,842
Changes in operating assets and liabilities:
Accounts receivable	104,819	1,918,714
Advance payments and other prepaid expense	(16,613,395)	8,804,820
Inventories	685,061	-
Other receivables	(117,429)	-
Other current assets	-	(450)
Deferred tax assets	(362,453)	(52,417)
Accrued expenses and other payables	1,855,287	(924,897)
Taxes payable	(27,343)	(4,019,319)
Advance received	3,200,898	(7,910,059)
ROU asset/liability	(207,261)	(227,144)
Net cash used in operating activities	(12,378,167)	(5,865,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(33,823)	(6,558)
Cash paid for intangible assets	(571,646)	-
Net cash used in investing activities	(605,469)	(6,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of shares	8,565,948	1,500,000
Net cash provided by (used in) financing activities	8,565,948	1,500,000

Net effect of exchange rate changes on cash	$(159,301)	$536,122

Net Change in Cash and Cash Equivalents	(4,576,989)	(3,835,931)
Cash and cash equivalents - beginning of period	5,698,883	5,836,065
Cash and cash equivalents - end of period	$1,121,894	$2,000,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$790,547

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

July 31, 2024

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

Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales. The Company is subject to consumption taxes in Japan for the quarter ended July 31, 2024.

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received  . As of July 31, 2024, no advance received   are related to product sales.

Revenue from crypto miners sales

During the period ended July 31, 2024, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions.   As of July 31, 2024, $6,599,862 of advance received are related to deposits for crypto miners.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as advance received  . As of July 31, 2024, the Company had no dadvance received   related to the educational institution program.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $401,648 and $27,841 as of July 31, 2024 and October 31, 2023, respectively.

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

Basic and diluted earnings per share or the three and six months ended July 31st are as follows:

	Three months ended July 31, 2024	Three months ended July 31, 2023	Nine months ended July 31, 2024	Nine Months ended July 31, 2023
Basic earnings per share	$(0.06)	$(1.02)	$(0.10)	$(0.35)
Diluted earnings per share	$(0.03)	$(0.53)	$(0.05)	$(0.18)

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

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended July 31, 2024, 99.79% of the inventories were purchased from G-Force in the amount of $608,178.

For the period ended July 31, 2023, 100% of the inventories were purchased from G-Force in the amount of $9,772.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended July 31, 2024, 35.55% of total revenue was generated from Drone Net, Inc., in the amount of $1,484,355.

For the period ended July 31, 2024, 15.82% of total revenue was generated from I’rom Co. Ltd., in the amount of $660,752.

For the period ended July 31, 2024, 11.90% of total revenue was generated from TSUBOI Industries Co., Ltd. in the amount of $496,813.

For the period ended July 31, 2023, 22.81% of total revenue was generated from Kinoshita Group in the amount of $6,458,725.

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

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of July 31, 2024, the Company recorded cash and cash equivalents of $1,121,894, a decrease of $878,240 as compared to $2,000,134 in the prior year period ended July 31, 2023. The Company’s decreased liquidity is due to decreased sales, particularly sales of crypto miners.   As stated in the consolidated financial statements, the Company, for the period ended July 31, 2024, recorded a net loss of $1,057,883 (+72% y-o-y) and used $12,378,167 (-111.03% y-o-y) in cash flows from operating activities.   Additionally, during the nine months ended July 31, 2024, the Company increased working capital by $6,794,407 (103%) as compared to working capital at October 31, 2023.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $15,302 as of July 31, 2024 and $125,981 as of October 31, 2023. No bad debt allowance was provided as of July 31, 2024 and October 31, 2023.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

For the period ended July 31, 2024, 100% of total accounts receivable was owed to the Company by Apparatus, LLC in the amount of $15,302.

For the year ended October 31, 2023, 99.86% of total accounts receivable was owed to the Company by Drone Net Co. Ltd.in the amount of $125,811.

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of July 31, 2024 and October 31, 2023, the Company had advance payments and other prepaid expenses of $21,992,160   and $5,122,849, respectively. Details of the advance payments as of July 31, 2024 and October 31, 2023 are as follows:

	July 31, 2024	October 31, 2023
Purchase of cryptocurrency miners fromWeb3 Computing Corporation	$5,036,736	$4,932,546
Purchase of products from CU Holdings Co., Ltd	10,501,017	-
Purchase of products from Bon Corporation	2,357,885	-
Purchase of products from SashinoBerute Co., Ltd	1,682,974	-
Purchase of products from Handa Boseki Co., Ltd	1,020,729	-
Purchase of products from Sankyu Co., Ltd	28,229	28,782
Purchase of consulting services from IBC Consulting Co., Ltd	8,659	8,829
Other advances and prepaid expenses	1,355,931	152,692
Totals	$21,992,160	$5,122,849

NOTE 6 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended July 31, 2024, the Company purchased additional long-term assets totaling $33,823. The Company is depreciating previously purchased assets over a 1-39 year   period once they were put into use. Depreciation expense for the periods ended July 31, 2024 and July 31, 2023 were $41,114 and $38,844, respectively.

During the year ended October 31, 2023, the Company purchased additional long-term assets totaling $9,649. The Company is depreciating fixed assets over a 1-39 year period once they were put into use. Depreciation expense for the year ended October 31, 2023 was $51,131.

NOTE 7 - ADVANCE RECEIVED

Advance received is the amount the Company received in advance from the customer for their orders placed with us. As of July 31, 2024 advance received in the amount of $6,599,862 was mainly related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values. As of October 31, 2023, advance received in the amount of $3,358,529 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

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

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Nine Months Ended
	July 31,
	2024	2023

Revenues
Product sales	$1,508,841	$92,715
Crypto miners sales, net	2,661,487	28,222,609
Program for educational institution	-	-
Other	5,168	-
Total Revenue Under ASC 606	$4,175,496	$28,315,324

NOTE 9 - RESEARCH & DEVELOPMENT

During the period ended July 31, 2024, the Company incurred research and development expenses of $630,500 for three products the Company intends to offer for sale in the future.

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

NOTE 10 - INCOME TAXES

For the periods ended July 31, 2024 and 2023, the Company had income tax credits in the amount of $294,333 and $2,302,194, respectively.  The income tax credit for the period ended July 31, 2024 was related to the adjustment to income taxes payable resulting from the net loss before taxes for the year ended October 31, 2023 of $3,416,587 (see Note 9).

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

As of July 31, 2024 and October 31, 2023, the Company had income tax payable of $344 and $117, respectively.

NOTE 11 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2024 and October 31, 2023.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 11,560,350 and 10,817,350 shares of common stock issued and outstanding as of July 31, 2024 and October 31, 2023, respectively.

During the period ended July 31, 2024, 743,000 shares of common stock were sold to 43 shareholders for proceeds totaling $8,565,948 by an S-1 offering deemed effective on August 23, 2023 and extended to November 2024.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to over 3 years. We recognized $111,289 and $212,842 in operating lease costs for the periods ended July 31, 2024 and July 31, 2023, respectively.

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

	Balance Sheet Classification	July 31, 2024	October 31, 2023

Right-of-use assets	Lease asset long	$631,221	$788,150
Current lease liabilities	Short-term lease liability	164,013	186,351
Non-current lease liabilities	Lease liability long term	490,988	626,242

Maturities of lease liabilities as of July 31, 2024 are as follows:

2023	256,333
2024	89,695
2025	73,482
2026 and beyond	462,336
Total	881,846
Add(Less): Imputed interest	(226,845)
Present value of lease liabilities	655,001

NOTE 13 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of July 31, 2024, our CEO and Director, to Ryohei Uetaki, has advanced the Company $18,791 for salary and $458 for expenses. This advance is considered as a loan to the Company which is unsecured, noninterest-bearing and payable on demand.

As of July 31, 2023, our CEO and Director, to Ryohei Uetaki, has advanced the Company $19,486 for salary and $458 for expenses. This advance is considered as a loan to the Company which is unsecured, noninterest-bearing and payable on demand.

NOTE 14 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of July 31, 2024 and October 31, 2023, the Company had accrued expenses and other payables of $2,992,473 and $1,103,686, respectively. Details of the accrued expenses and other payables as of July 31, 2024 and October 31, 2023 are as follows:

	July 31, 2024	October 31, 2023
Accounts payable, trade	$277,901	$893,805
Accounts payable for employees	39,500	43,106
Deposits received prior to registration of shares	2,615,552	120,618
Accrued payroll liabilities	59,520	46,157
Totals	$2,992,473	$1,103,686

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

On June 24, 2024, 257,000 shares of common stock were sold to 22 shareholders for proceeds totaling $2,733,948 by an S-1 offering deemed effective on August 23, 2023 and extended to November 2024. .

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. The Company is an industrial automation equipment manufacturer, designing/developing robots, drones, Web3 infrastructure, IoT equipment and other related products.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of July 31, 2024 we had cash and cash balance in the amount of $1,121,894. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $4,175,496 for the nine months ended July 31, 2024. We recorded revenues of $28,315,324 for the nine   months ended July 31, 2023.

Net Income

We recorded net loss of $1,057,883 for the nine months ended July 31, 2024. We recorded a net loss of $3,747,311 for the nine months ended July 31, 2023.

Cash flow

For the nine months ended July 31, 2024, we had negative cash flows used in operations in the amount of $12,378,167. The decrease in operating cash flow is attributed to prepaid manufacturing services, purchases of inventory and decrease revenue during this this period. For the nine months ended July 31, 2024, we had cash flows used in investing activities for the purchase of fixed assets totaling $605,469. For the nine months ended July 31, 2024, we had cash flows from financing activities totaling $8,565,948 due to the sales of common shares.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of July 31, 2024, the Company recorded cash and cash equivalents of $1,121,894, a decrease of $878,240 as compared to $2,000,134 in the prior year period ended July 31, 2023. For the period ended, the Company’s major sources of liquidity derived from crypto miner sales and the sales of shares. As stated in the consolidated financial statements for the period ended July 31, 2024, the Company recorded a net loss of $1,057 (+72% y-o-y) and used $12,378,167 (-111.03% y-o-y) in cash flows from operating activities. Additionally, the Company’s working capital has grown to approximately $13.4 million compared to October 31, 2023 working capital of approximately $6.6 million, a 103% increase .

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended July 31, 2024 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: November 19, 2024