Form 10-Q/A
period 2024-01-31
World Scan Project, Inc.
filed 2025-08-29
CIK 1813744

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

Explanatory Note: This Amendment No. 1 to the Form 10-Q for the period is being filed to restate the prior quarterly report. Revenue previously presented on a net basis has been revised to a gross basis based on discussions with the Company’s current auditor.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

	January 31, 2024 (Unaudited)	October 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$767,210	$5,698,883
Accounts receivable, trade	-	125,981
Other receivables, current	104,828	-
Advance payments and prepaid expenses	4,719,439	5,122,849
Inventories	7,145,995	358,635
TOTAL CURRENT ASSETS	12,737,472	11,306,348
Non-current assets
Furniture, fixtures and equipment, net	266,054	244,277
Lease asset long term	740,181	788,150
Investment securities	1,626,567	1,605,244
Long term prepaid expenses and security deposits, net	49,140	52,769
Deferred tax assets	92,349	27,841
Other intangible assets, non-current	420,813	15,147
TOTAL NON-CURRENT ASSETS	3,195,104	2,733,428

TOTAL ASSETS	$15,932,576	$14,039,776

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$6,166,607	$983,068
Accounts payable - related party	19,941	19,679
Income taxes payable	119	117
Consumption tax payable	-	29,027
Short-term lease liability	168,728	186,351
Advance received	357,659	3,358,529
Due to related party	458	458
Share application pending allotment	-	120,618
TOTAL CURRENT LIABILITIES	6,713,512	4,697,847

Non-Current Liabilities
Lease liability long term	598,451	626,242

TOTAL LIABILITIES	$7,311,963	$5,324,089

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of January 31, 2024 and October 31, 2023)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 10,817,350 shares issued and outstanding as of January 31, 2024 and October 31, 2023)	1,082	1,082
Additional paid-in capital	2,063,973	2,063,973
Accumulated earnings	8,830,294	9,138,555
Accumulated other comprehensive income	(2,275,736)	(2,488,923)

TOTAL SHAREHOLDERS' EQUITY	$8,620,613	$8,715,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,932,576	$14,039,776

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	January 31, 2024	January 31, 2023

Revenues
Revenues*	$6,635,195	$5,257
Revenues, net*	-	7,737,907
Total Revenues*	6,635,195	7,743,164
Cost of revenues*	5,148,757	3,492
Gross profit	1,486,438	7,739,672

OPERATING EXPENSE
General and administrative expenses	1,582,961	4,109,658
Research and development	179,625	-
Total operating Expenses	1,762,586	4,109,658

Income (loss) from operations	(276,148)	3,630,014

Other income (expense)
Other income	1	-
Other Expense	(96,433)	-
Total other income (expense)	(96,432)	-

Net income (loss) before tax	(372,580)	3,630,014
Income tax expense (credit)	(64,319)	1,607,773
NET INCOME (LOSS)	$(308,261)	$2,022,241

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$213,187	$1,531,918

TOTAL COMPREHENSIVE INCOME (LOSS)	$(95,074)	$3,554,159

Income per common share
Basic	$(0.03)	$0.19
Diluted	$(0.01)	$0.10

Weighted average common shares outstanding
Basic	10,817,350	10,647,350
Diluted	20,817,350	20,647,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING January 31, 2024

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2023	10,000,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,488,923)	$9,138,555	$8,715,688

Net loss	-	-	-	-	-	-	(308,261)	(308,261)
Foreign currency translation	-	-	-	-	-	213,187	-	213,187
Balance - January 31, 2024	10,000,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,275,736)	$8,830,294	$8,620,613

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

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	January 31, 2024	January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(308,261)	$2,022,241
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,361	12,817
Amortization of long-term deposits	4,350	13,824
Lease expense	57,580	73,153
Changes in operating assets and liabilities:
Accounts receivable	128,247	1,866,010
Advance payments and other prepaid expense	404,224	(3,628,404)
Inventories	(6,824,119)	-
Other receivables	(105,315)	(126)
Other current assets	-	-
Deferred tax assets	(64,436)	203,551
Accrued expenses and other payables	(753,407)	(300,962)
Taxes payable	(29,549)	1,607,464
Advance received	(3,059,618)	(6,664,286)
ROU asset/liability	(57,154)	(78,060)
Net cash used in operating activities	(10,594,097)	(4,872,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(30,797)	-
Cash paid for intangible assets	(408,529)	-
Net cash used in investing activities	(439,326)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for share subscriptions prior to registration	$5,832,000	$-
Net cash provided by financing activities	5,832,000	-

Net effect of exchange rate changes on cash	$269,750	$587,266

Net Change in Cash and Cash Equivalents	(4,931,673)	(4,285,512)
Cash and cash equivalents - beginning of period	5,698,883	5,836,065
Cash and cash equivalents - end of period	$767,210	$1,550,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - RESTATEMENT

During the period ended April 30, 2023, the Company acted as an agent in facilitating the sales of crypto miners, produced by a third-party manufacturer, to customers of the Company. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers, and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company as the agent in said transactions. As such, the company recognized crypto miner sales net of costs. During the three-month period ended July 31, 2023, there were changes in the Company’s operating agreements that resulted in a change in the reporting of revenue associated with the sales of crypto miners to that of product sales, with the corresponding cost of sales of the crypto miners included in total cost of revenues.

The Company later determined that the previous manner of revenue representation in the Company’s financial statements was preferable. An amended filing for the 10Q3 period ending July 31, 2023, was filed to report that the Company had continued to act as an agent facilitating these sales and this revenue should continue to be recorded net of costs. The subsequent 10K report for fiscal year 2023 also reported revenue based on the assumption that the Company had continued to act as an agent facilitating the sales of crypto miners.

However, the Company has now determined, with input from its current auditing firm, that since the beginning of the Company’s 2024 fiscal year, there should have been a change in the reporting of revenue associated with the sales of crypto miners to that of product sales with the corresponding cost of sales of the crypto miners included in total cost of revenues.

The revenue recognition has been adjusted and is, in the Company’s belief, now corrected and accounted for as product sales by the Company with corresponding cost of sales.

The effects of the restatement of revenues and cost of revenues is detailed in the below chart:

For the Three Months Ended January 31, 2024

CONSOLIDATED BALANCE SHEETS	2024 (Restated)	2024 (As Reported)
CURRENT ASSETS
Inventories	7,225,308	14,112
Advance payments and prepaid expenses	4,719,439	11,930,635

CONSOLIDATED STATEMENTS OF OPERATIONS	2024 (Restated)	2024 (As Reported)	2023 (As Reported)
Revenues	6,635,195	544,025	5,257
Revenues, net	-	1,261,420	7,737,907
Total Revenues	6,635,195	1,805,445	7,743,164

Cost of Revenues	5,148,757	319,007	3,492

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

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation.

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

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received  . As of January 31, 2024, the Company had advance received related to product sales totaling $357,659.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended January 31, 2024, 36.85% of the inventories were purchased from Web3 Computing Corp in the amount of $1,897,482.

For the period ended January 31, 2024, 28.06% of the inventories were purchased from CU Holdings Co., Ltd in the amount of $1,444,708.

For the period ended January 31, 2024, 18.71% of the inventories were purchased from Kaneko Takuzo Shoten Co. in the amount of $963,138.

For the period ended January 31, 2023, 100% of the inventories were purchased from G-Force in the amount of $3,492.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenue are as follows:

For the period ended January 31, 2024, 46.55% of total revenue was generated from I’rom Co. Ltd. in the amount of $3,088,481.

For the period ended January 31, 2024, 18.56% of total revenue was generated from Heart Corporation in the amount of $1,231,715.

For the period ended January 31, 2023, none.

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

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of January 31, 2024 and October 31, 2023, the Company had advance payments and other prepaid expenses of $4,719,439 and $5,122,849, respectively. Details of the advance payments as of January 31, 2024 and October 31, 2023 are as follows:

	January 31, 2024	October 31, 2023
Purchase of product from Team M Co., Ltd	$35,188	$-
Purchase of products from Sankyu Co., Ltd	29,165	28,782
Purchase of consulting services from IBC Consulting	-	8,829
Purchase of cryptocurrency miners from Web3 Computing Corp	4,542,189	4,932,546
Other advances and prepaid expenses	112,897	152,692
Totals	$4,719,439	$5,122,849

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

NOTE 8 - REVENUE

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Three Months Ended
	January 31,
	2024	2023

Revenues
Product sales	$6,635,195	$4,344
Crypto miners sales, net	-	7,737,907
Drone imaging and video production	-	-
Program for educational institution	-	-
Other	-	913
Total Revenue Under ASC 606	$6,635,195	$7,743,164

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

NOTE 14 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of January 31, 2024 and October 31, 2023, the Company had accrued expenses and other payables of $6,166,607 and $1,103,686, respectively. Details of the accrued expenses and other payables as of January 31, 2024 and October 31, 2023 are as follows:

	January 31, 2024	October 31, 2023
Accounts payable, trade	$231,602	$893,805
Accounts payable for employees	42,639	43,106
Deposits received prior to registration of shares	5,843,638	120,617
Accrued payroll liabilities	48,728	46,157
Totals	$6,166,607	$1,103,685

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 29, 2025, the date on which the restated consolidated financial statements were available to be issued and has found no material transactions to report.

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

Revenues

We recorded revenues of $6,635,195 for the three months ended January 31, 2024. We recorded revenues of $7,743,164 for the three months ended January 31, 2023. . This decrease in revenues was due mainly to a decrease in the sales of crypto miners. During the year ended October 31, 2024, contracts with crypto miner customers changed to the extent that management changed the Company’s reporting from sales by agent, net of cost of goods sold, to that of gross sales with related cost of goods sold.

Net Income

We recorded a net loss of $308,262 for the three months ended January 31, 2024. We recorded a net income of $2,022,241 for the three months ended January 31, 2023. This decrease in net income was due mainly to a decrease in the sales of crypto miners.

Cash flow

For the three months ended January 31, 2024, we had negative cash flows used in operations in the amount of $10,594,097. The decrease in operating cash flow is attributed to an increase in inventory during this period and the decrease in net income. For the three months ended January 31, 2024, we had negative cash flows used in investing activities totaling $439,326. This decrease in cash flows is attributed the purchase of fixed and long term intangible assets. For the three months ended January 31, 2024, we had cash flows from financing activities, totaling $5,832,000, from cash received from the sales of common shares prior to registration.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some mixed trends, compared with the previous fiscal years, in our financial statements below:

As of January 31, 2024, the Company recorded cash and cash equivalents of $767,210, a decrease of $783,343 as compared to $1,550,553 in the prior year period ended January 31, 2023. For the current period, the Company’s major sources of liquidity are derived from product sales. The main cause of the decrease in cash from October 31, 2023 to January 31, 2024 is due to the working capital, which is impacted by an increase in inventories by approximately $6.8M. The balance is mainly due to the purchase of cryptocurrency miners. As stated in the consolidated financial statements for the period ended January 31, 2024, the Company recorded a loss of $308,262 (-115.24% y-o-y) and used 10,594,097 (-117.41% y-o-y) in cash flows from operating activities. As a result, the Company’s working capital was reduced to approximately $6 million compared to October 31, 2023 working capital of approximately $6.6 million.

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

Dated: August 29, 2025