Form 10-Q/A
period 2024-04-30
World Scan Project, Inc.
filed 2025-08-29
CIK 1813744

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

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

	April 30, 2024 (Unaudited)	October 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$231,669	$5,698,883
Accounts receivable, trade	-	125,981
Other receivables, current	427,944	-
Advance payments and prepaid expenses	5,293,192	5,122,849
Inventories	7,517,959	358,635
TOTAL CURRENT ASSETS	13,470,764	11,306,348
Non-current assets
Furniture, fixtures and equipment, net	237,799	244,277
Lease asset long term	651,984	788,150
Investment securities	1,529,637	1,605,244
Long term prepaid expenses and security deposits, net	43,212	52,769
Deferred tax assets	101,441	27,841
Other intangible assets, non-current	394,629	15,147
TOTAL NON-CURRENT ASSETS	2,958,702	2,733,428

TOTAL ASSETS	$16,429,466	$14,039,776

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$410,234	$983,068
Accounts payable - related party	18,758	19,679
Income taxes payable	223	117
Consumption tax payable	-	29,027
Short-term lease liability	158,814	186,351
Advance received	1,781,279	3,358,529
Due to related party	458	458
Share application pending allotment	-	120,618
TOTAL CURRENT LIABILITIES	2,369,766	4,697,847

Non-Current Liabilities
Lease liability long term	517,071	626,242

TOTAL LIABILITIES	$2,886,837	$5,324,089

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of April 30, 2024 and October 31, 2023)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 11,303,350 and 10,817,350 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively)	1,131	1,082
Additional paid-in capital	7,895,924	2,063,973
Accumulated earnings	8,940,569	9,138,555
Accumulated other comprehensive income	(3,295,995)	(2,488,923)

TOTAL SHAREHOLDERS' EQUITY	$13,542,629	$8,715,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,429,466	$14,039,776

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended April 30, 2024	For the Three Months Ended April 30, 2023	For the Six Months Ended April 30, 2024	For the Six Months Ended April 30, 2023

Revenues*	$4,220,871	$734	$10,856,066	$5,991
Revenues, net*	-	15,517,197	-	23,255,104
Total Revenues*	4,220,871	15,517,931	10,856,066	23,261,095
Cost of revenues*	2,805,679	628	7,954,436	4,120
Gross profit	$1,415,192	$15,517,303	$2,901,630	$23,256,975

OPERATING EXPENSE
Research and development	132,017	-	311,642	-
General and administrative expenses	1,189,740	8,091,044	2,772,701	12,200,702
Total operating expenses	1,321,757	8,091,044	3,084,343	12,200,702

Income/(Loss) from operations	93,435	7,426,259	(182,713)	11,056,273

Other income/(expense)
Other income	10	10	11	10
Other expense	1,775	(31,939)	(94,658)	(31,939)
Total other income/(expenses)	1,785	(31,929)	(94,647)	(31,929)

Net income (loss) before tax	95,220	7,394,330	(277,360)	11,024,344
Income tax expense/(credit)	(15,055)	2,267,815	(79,374)	3,875,588
NET INCOME/(LOSS)	$110,275	$5,126,515	$(197,986)	$7,148,756

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	$(1,020,259)	$(356,592)	$(807,072)	$1,175,326

TOTAL COMPREHENSIVE INCOME/ (LOSS)	$(909,984)	$4,769,923	$(1,005,058)	$8,324,082

Income per common share
Basic	$0.01	$0.48	$(0.02)	$0.67
Diluted	$0.01	$0.25	$(0.02)	$0.35

Weighted average common shares outstanding
Basic	10,822,811	10,647,350	10,820,035	10,647,350
Diluted	20,822,811	20,647,350	10,820,035	20,647,350

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

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	April 30, 2024	April 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(197,986)	$7,148,756
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,399	26,019
Amortization of long-term deposits	7,467	27,467
Lease expense	81,956	144,775
Changes in operating assets and liabilities:
Accounts receivable	124,770	2,005,392
Advance payments and other prepaid expense	(715,310)	(13,302,962)
Inventories	(7,049,338)	-
Other receivables	(444,777)	(127)
Other current assets	-	-
Deferred tax assets	(77,857)	(309,441)
Accrued expenses and other payables	(659,978)	3,945,425
Taxes payable	(28,632)	4,211,460
Advance received	(1,474,879)	(7,813,344)
ROU asset/liability	(181,218)	(154,684)
Net cash used in operating activities	(10,588,383)	(4,071,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(29,962)	-
Cash paid for intangible assets	(397,450)	-
Net cash used in investing activities	(427,412)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of shares	5,832,000	-
Net cash provided by (used in) financing activities	5,832,000	-

Net effect of exchange rate changes on cash	$(283,419)	$617,120

Net Change in Cash and Cash Equivalents	(5,467,214)	(3,454,144)
Cash and cash equivalents - beginning of period	5,698,883	5,836,065
Cash and cash equivalents - end of period	$231,669	$2,381,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$-

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

In June and August of 2023, the Company entered into subscription agreements with 10 shareholders. Pursuant to these agreements, the Company issued 170,000 shares of Common Stock in total to these shareholders and received $1,740,000 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was approximately 10.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on May 25, 2023 at 4pm EST. This offering has been completed and is no longer ongoing. However, offering deemed effective in August 2023 is still ongoing. On August 13, 2024, we filed a Form 8-K with the SEC to announce that Mr. Ryohei Uetaki had chosen to extend the offering period of the S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission at 4:00 PM EST on August 23, 2023 by an additional 90 calendar days. As a result, the offering will now conclude on or about November 21, 2024.

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

The effects of the restatement of revenues and cost of revenues is detailed in the chart below:

  April 30, 2024

CONSOLIDATED BALANCE SHEETS	(Restated)	(As Reported)
CURRENT ASSETS
Inventories	7,517,959	8,260
Advance payments and prepaid expenses	5,293,192	13,230,732

For the Three Months Ended April 30, 2024		For the Six Months Ended April 30, 2024

CONSOLIDATED STATEMENTS OF OPERATIONS	2024 (Restated)	2024 (As Reported)	2023 (As Reported)	2024 (Restated)	2024 (As Reported)	2023 (As Reported)
Revenues	4,220,871	940,330	734	10,856,066	1,484,355	5,991
Revenues, net	-	1,027,267	15,517,917	-	2,288,687	23,255,104
Total Revenues	4,220,871	1,967,597	15,517,931	10,856,066	3,773,042	23,261,095

Cost of Revenues	2,805,679	552,405	628	7,954,436	871,412	4,120

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

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received  . As of April 30, 2024, advances received of $1,781,279 are related to product sales.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended April 30, 2024, 27.11% of the inventories were purchased from Musashi Inc. in the amount of $2,118,412.

For the period ended April 30, 2024, 23,62% of the inventories were purchased from Web3 Computing Corporation in the amount of $1,897,482.

For the period ended April 30, 2024, 17.99% of the inventories were purchased from CU Holdings Co., Ltd in the amount of $1,444,708.

For the period ended April 30, 2024, 11.99% of the inventories were purchased from Kaneko Takuzo Shoten Co. in the amount of $963,139.

For the period ended April 30, 2024, 11.04% of the inventories were purchased from G-Force in the amount of $871,412.

For the period ended April 30, 2023, 100% of the inventories were purchased from G-Force in the amount of $4,120.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended April 30, 2024, 28.6% of total revenue was generated from I’rom Co. Ltd. in the amount of $3,088,481.

For the period ended April 30, 2024, 17.02% of total revenue was generated from TSUBOI Industries Co., Ltd. in the amount of $1,788,528.

For the period ended April 30, 2024, 13.99% of total revenue was generated from Drone Net, Inc., in the amount of $1,484,355.

For the period ended April 30, 2024, 11.41% of total revenue was generated from Heart Corporation in the amount of $1,231,715.

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

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of April 30, 2024 and October 31, 2023, the Company had advance payments and other prepaid expenses of $5,320,586 and $5,122,849, respectively. Details of the advance payments as of April 30, 2024 and October 31, 2023 are as follows:

	April 30, 2024	October 31, 2023
Purchase of cryptocurrency miners fromWeb3 Computing Corporation	$5,103,888	$4,932,546
Purchase of products from ROGYX Co., Ltd	64,726	-
Purchase of products from Sankyu Co., Ltd	27,427	28,782
Purchase of consulting services from IBC Consulting Co., Ltd	8,413	8,829
Other advances and prepaid expenses	88,738	152,692
Totals	$5,293,192	$5,122,849

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

NOTE 8 - REVENUE

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Six Months Ended
	April 30,
	2024	2023

Revenues
Product sales	$10,856,006	$5,991
Crypto miners sales, net	-	23,255,104
Program for educational institution	-	-
Other	-	-
Total Revenue Under ASC 606	$10,856,006	$23,261,095

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

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 29, 2025, the date on which the consolidated financial statements were available to be issued and has found no material transactions to report.

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

Revenues

We recorded revenues of $10,856,066 for the six months ended April 30, 2024. We recorded revenues of $23,261,095 for the six   months ended April 30, 2023. This decrease in revenues was due mainly to a decrease in the sales of crypto miners. During the year ended October 31, 2024, contracts with crypto miner customers changed to the extent that management changed the Company’s reporting from sales by agent, net of cost of goods sold, to that of gross sales with related cost of goods sold.

Net Income

We recorded net loss of $197,986 for the six months ended April 30, 2024. We recorded a net income of $7,148,756 for the six months ended April 30, 2023. This decrease in net income was due mainly to a decrease in the sales of crypto miners.

Cash flow

For the six months ended April 30, 2024, we had negative cash flows used in operations in the amount of $10,588,383. The decrease in operating cash flow is attributed to prepaid manufacturing services, purchases of inventory and decrease revenue during this this period. For the six months ended April 30, 2024, we had cash flows used in investing activities for the purchase of fixed assets totaling $427,412. For the six months ended April 30, 2023, we had cash flows from financing activities totaling $5,832,000 due to the sales of common shares.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of April 30, 2024, the Company recorded cash and cash equivalents of $231,669, a decrease of $2,150,252 as compared to $2,381,921 in the prior year period ended April 30, 2023. For the period ended, the Company’s major sources of liquidity derived from crypto miner sales and the sales of shares. As stated in the consolidated financial statements for the period ended April 30, 2024, the Company recorded a net loss of $197,986 (-103% y-o-y) and used $10,588,383 (-160.08% y-o-y) in cash flows from operating activities. Additionally, the Company’s working capital has grown to approximately $11.1 million compared to October 31, 2023 working capital of approximately $6.6 million, a 68% increase .

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