Form 10-Q/A
period 2024-07-31
World Scan Project, Inc.
filed 2025-08-29
CIK 1813744

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

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

	July 31, 2024 (Unaudited)	October 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,121,894	$5,698,883
Accounts receivable, trade	15,302	125,981
Other receivables, current	968,945	-
Advance payments and prepaid expenses	5,522,418	5,122,849
Inventories	15,550,290	358,635
TOTAL CURRENT ASSETS	23,178,849	11,306,348
Non-current assets
Furniture, fixtures and equipment, net	236,992	244,277
Lease asset long term	631,221	788,150
Investment securities	1,574,390	1,605,244
Long term prepaid expenses and security deposits, net	42,760	52,769
Deferred tax assets	401,648	27,841
Other intangible assets, non-current	601,834	15,147
TOTAL NON-CURRENT ASSETS	3,488,845	2,733,428

TOTAL ASSETS	$26,667,694	$14,039,776

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$2,992,473	$983,068
Accounts payable - related party	18,791	19,679
Income taxes payable	344	117
Consumption tax payable	-	29,027
Short-term lease liability	164,013	186,351
Advance received	6,599,862	3,358,529
Due to related party	458	458
Share application pending allotment	-	120,618
TOTAL CURRENT LIABILITIES	9,775,941	4,697,847

Non-Current Liabilities
Lease liability long term	490,988	626,242

TOTAL LIABILITIES	$10,266,929	$5,324,089

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of July 31, 2024 and October 31, 2023)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 11,560,350 and 10,817,350 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively)	1,157	1,082
Additional paid-in capital	10,629,846	2,063,973
Accumulated earnings	8,080,672	9,138,555
Accumulated other comprehensive income	(2,311,910)	(2,488,923)

TOTAL SHAREHOLDERS' EQUITY	$16,400,765	$8,715,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,667,694	$14,039,776

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended July 31, 2024	For the Three Months Ended July 31, 2023	For the Nine Months Ended July 31, 2024	For the Nine Months Ended July 31, 2023

Revenues*	$2,100,399	$86,724	$12,956,465	$92,715
Revenues, net*	-	4,967,505	-	28,222,609
Total Revenues*	2,100,399	5,054,229	12,956,465	28,315,324
Cost of revenues*	1,699,724	25,294	9,654,160	29,414
Gross profit	$400,675	$5,028,935	$3,302,305	$28,285,910

OPERATING EXPENSE
Research and development	318,858	18,431,449	630,500	18,431,449
General and administrative expenses	1,155,861	3,677,646	3,928,562	15,878,348
Total operating expenses	1,474,719	22,109,095	4,559,062	34,309,797

Income/(Loss) from operations	(1,074,044)	(17,080,160)	(1,256,757)	(6,023,887)

Other income/(expense)
Other income	-	(1)	11	9
Other expense	(812)	6,312	(95,470)	(25,627)
Total other income/(expenses)	(812)	6,311	(95,459)	(25,618)

Net income(loss) before tax	(1,074,856)	(17,073,849)	(1,352,216)	(6,049,505)
Income tax expense/(credit)	(214,959)	(6,177,782)	(294,333)	(2,302,194)
NET INCOME/(LOSS)	$(859,897)	$(10,896,067)	$(1,057,883)	$(3,747,311)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	$984,085	$(460,214)	$177,013	$715,112

TOTAL COMPREHENSIVE INCOME/ (LOSS)	$124,188	$(11,356,281)	$(880,870)	$(3,022,199)

Income per common share
Basic	$(0.08)	$(1.02)	$(0.10)	$(0.35)
Diluted	$(0.04)	$(0.53)	$(0.10)	$(0.18)

Weighted average common shares outstanding
Basic	11,337,220	10,691,372	11,018,683	10,622,185
Diluted	21,337,220	20,691,372	21,018,683	20,662,185

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

WORLD SCAN PROJECT, INC.

RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	July 31, 2024	July 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,057,883)	$(3,747,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,114	38,844
Amortization of long-term deposits	9,129	40,882
Lease expense	111,289	212,842
Changes in operating assets and liabilities:
Accounts receivable	103,669	1,918,714
Advance payments and other prepaid expense	(785,178)	8,804,820
Inventories	(14,323,563)	-
Other receivables	(6,256)	-
Other current assets	-	(450)
Deferred tax assets	(362,453)	(52,417)
Accrued expenses and other payables	1,855,287	(924,897)
Taxes payable	(27,343)	(4,019,319)
Advance received	3,200,898	(7,910,059)
ROU asset/liability	(207,261)	(227,144)
Net cash used in operating activities	(11,448,551)	(5,865,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(33,823)	(6,558)
Cash paid for intangible assets	(571,646)	-
Net cash used in investing activities	(605,469)	(6,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of shares	8,565,948	1,500,000
Net cash provided by (used in) financing activities	8,565,948	1,500,000

Net effect of exchange rate changes on cash	$(1,088,917)	$536,122

Net Change in Cash and Cash Equivalents	(4,576,989)	(3,835,931)
Cash and cash equivalents - beginning of period	5,698,883	5,836,065
Cash and cash equivalents - end of period	$1,121,894	$2,000,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$790,547

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$-

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

The effects of the restatement of revenues and cost of revenues are detailed in the chart below:

April 30, 2024

CONSOLIDATED BALANCE SHEETS	(Restated)	(As Reported)
CURRENT ASSETS
Inventories	15,550,290	49,387
Advance payments and prepaid expenses	5,522,418	21,992,160

For the Three Months Ended July 31, 2024	For the Nine Months Ended July 31, 2024

CONSOLIDATED STATEMENTS OF OPERATIONS	2024 (Restated)	2024 (As Reported)	2023 (As Reported)	2024 (Restated)	2024 (As Reported)	2023 (As Reported)
Revenues	2,100,399	29,654	86,724	12,956,465	1,514,009	92,715
Revenues, net	-	543,289	4,967,505	-	2,661,487	28,222,609
Total Revenues	2,100,399	571,164	5,054,229	12,956,465	4,176,496	28,315,324

Cost of Revenues	1,699,724	1,779	25,294	9,654,160	873,191	29,414

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

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received. As of July 31, 2024, no advances received are related to product sales. As of July 31, 2024, $6,599,862 of advance received are related to deposits for crypto miners

Revenue from crypto miners sales

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

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as advance received. As of July 31, 2024, the Company had no advance received related to the educational institution program.

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

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended July 31, 2024, 24.25% of the inventories were purchased from MUSASHI Inc. in the amount of $2,361,582.

For the period ended July 31, 2024, 22.69% of the inventories were purchased from Web3 Computing Corp in the amount of $2,213,158.

For the period ended July 31, 2024, 20.99% of the inventories were purchased from CU Holdings Co., Ltd in the amount of $2,026,834.

For the period ended July 31, 2023, 100% of the inventories were purchased from G-Force in the amount of $9,772.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended July 31, 2024, 23.34% of total revenue was generated from I’rom Co. Ltd., in the amount of $3,088,481.

For the period ended July 31, 2024, 13.89% of total revenue was generated from TSUBOI Industries Co., Ltd. in the amount of $1,788,528.

For the period ended July 31, 2024, 11.42% of total revenue was generated from Drone Net, Inc., in the amount of $1,484,355.

For the period ended July 31, 2024, 11.39% of total revenue was generated from Naniwa Co., Ltd, in the amount of $1,406,205.

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

NOTE 5 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of July 31, 2024 and October 31, 2023, the Company had advance payments and other prepaid expenses of $5,643,594   and $5,122,849, respectively. Details of the advance payments as of July 31, 2024 and October 31, 2023 are as follows:

	July 31, 2024	October 31, 2023
Purchase of cryptocurrency miners fromWeb3 Computing Corporation	$5,036,736	$4,932,546
Purchase of products from G-Force, Inc.	198,872	-
Purchase of products from I’rom Group Co., Ltd	83,994	-
Purchase of products from ROGYX Co., Ltd	67,002	-
Purchase of products from Sankyu Co., Ltd	28,229	28,782
Purchase of consulting services from IBC Consulting Co., Ltd	-	8,829
Other advances and prepaid expenses	107,585	152,692
Totals	$5,522,418	$5,122,849

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

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Nine Months Ended
	July 31,
	2024	2023

Revenues
Product sales	$12,956,465	$92,715
Crypto miners sales, net	-	28,222,609
Program for educational institution	-	-
Other	-	-
Total Revenue Under ASC 606	$12,956,465	$28,315,324

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

Revenues

We recorded revenues of $12,956,465 for the nine months ended July 31, 2024. We recorded revenues of $28,315,324 for the nine   months ended July 31, 2023. This decrease in revenues was due mainly to a decrease in the sales of crypto miners. During the year ended October 31, 2024, contracts with crypto miner customers changed to the extent that management changed the Company’s reporting from sales by agent, net of cost of goods sold, to that of gross sales with related cost of goods sold.

Net Income

We recorded net loss of $1,057,883 for the nine months ended July 31, 2024. We recorded a net loss of $3,747,311 for the nine months ended July 31, 2023. This decrease in net income was due mainly to a decrease in the sales of crypto miners.

Cash flow

For the nine months ended July 31, 2024, we had negative cash flows used in operations in the amount of $11,448,551. The decrease in operating cash flow is attributed to prepaid manufacturing services, purchases of inventory and decreased revenue during this period. For the nine months ended July 31, 2024, we had cash flows used in investing activities for the purchase of fixed assets totaling $605,469. For the nine months ended July 31, 2024, we had cash flows from financing activities totaling $8,565,948 due to the sales of common shares.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates some positive trends, compared with the previous fiscal years, in our financial statements as in below:

As of July 31, 2024, the Company recorded cash and cash equivalents of $1,121,894, a decrease of $878,240 as compared to $2,000,134 in the prior year period ended July 31, 2023. For the period ended, the Company’s major sources of liquidity derived from crypto miner sales and the sales of shares. As stated in the consolidated financial statements for the period ended July 31, 2024, the Company recorded a net loss of $1,057,883 (+72% y-o-y) and used $11,448,551 (-95.18% y-o-y) in cash flows from operating activities. Additionally, the Company’s working capital has grown to approximately $13.4 million compared to October 31, 2023 working capital of approximately $6.6 million, a 103% increase .

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