Form 10-K
period 2024-10-31
World Scan Project, Inc.
filed 2025-09-02
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2024

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

[  ] Yes [X] No

As of October 31, 2024, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $120,000.

As of September 2, 2025 there were 11,997,350 shares of the Registrant’s common stock, par value $0.0001 per share, and 10,000,000 shares of Series A Preferred Stock, par value $0.0001 per share, issued and outstanding.

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

In October, 2023, the Company entered into subscription agreement with 1 shareholder. Pursuant to this agreement, the Company issued 10,000 shares of Common Stock in total to these shareholders and received $120,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

In November, 2023, the Company entered into subscription agreement with 11 shareholders. Pursuant to these agreements, the Company issued 235,000 shares of Common Stock in total to these shareholders and received $2,820,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

In December, 2023, the Company entered into subscription agreements with 4 shareholders. Pursuant to these agreements, the Company issued 161,000 shares of Common Stock in total to these shareholders and received $1,932,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

In January, 2024, the Company entered into subscription agreements with 7 shareholders. Pursuant to these agreements, the Company issued 80,000 shares of Common Stock in total to these shareholders and received $960,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

In May, 2024, the Company entered into subscription agreements with 20 shareholders. Pursuant to these agreements, the Company issued 237,000 shares of Common Stock in total to these shareholders and received $2,844,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

In June, 2024, the Company entered into subscription agreements with 5 shareholders. Pursuant to these agreements, the Company issued 40,000 shares of Common Stock in total to these shareholders and received $480,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

In July, 2024, the Company entered into subscription agreements with 17 shareholders. Pursuant to these agreements, the Company issued 192,000 shares of Common Stock in total to these shareholders and received $2,304,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

In August, 2024, the Company entered into subscription agreements with 10 shareholders. Pursuant to these agreements, the Company issued 150,000 shares of Common Stock in total to these shareholders and received $1,800,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

In September, 2024, the Company entered into subscription agreements with 2 shareholders. Pursuant to these agreements, the Company issued 75,000 shares of Common Stock in total to these shareholders and received $900,000 as aggregate consideration. At the time of purchase the price paid per share by the said shareholder was the equivalent of about 12.00 USD. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 23, 2023 at 4pm EST.

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

As of October 31, 2024 the company offers for sale the following types of Zexabox machines: PRO, MINI, ULTIMA, DIV, ULTIMA EX, PRO TYPE-C, DIVⅡ, and DIVⅢ.

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

(1)      To begin direct sales to consumers in Japan

The Company has tentative plans to evaluate the possibility of directly selling its products via web-based direct sales in Japan. It is possible that we may evaluate, and even begin to do so in 2025, but we do not currently have any definitive plans to do so at this point in time.

(2)	To expand the sales volume for our digital currency mining rigs

The Company is planning to gain sales agents and agencies to expand the sales of its new product named XEXABOX series.

(3)      To start selling products overseas, mainly in the USA

The Company has intentions to begin developing its own sales agencies, and at such time to begin to sell products through such agencies, overseas beginning, potentially, in 2025. These plans remain speculative in nature, however, in order to begin to progress these efforts, the Company entered into a consulting agreement with Pine Hill Productions, Inc., a New York corporation (Pine Hill”) on March 3, 2020. Pine Hill shall support the Company to expand its business operations into the USA. The consulting fee due to Pine Hill is $3,000 per month. As of October 31, 2024, there has been no material progress to disclose as pertains to this agreement.

(4)      To sell new products

The Company intends to sell core products other than drones and digital currency mining rigs.

(5)      The Company also has tentative plans, to evaluate the possibility of working on developing an underwater drone and a hover bike (flying bike). At this time, we are developing a magnetic exploration system, and the hover bike has been successfully tested in flight. The magnetic exploration system is called JIKAI, and the hovercraft bike is called FREAP. At present neither of these potential products are available for sale as testing remains ongoing. However, we are still exploring the feasibility of these endeavors, and there is no guarantee that such plans will come to fruition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan.

The following table details the terms of the lease agreements for the various properties leased by the Company.

Work space	Address	Lessee	Lessor	Monthly Rent	Date of Agreement	Term (Expiration of Lease)
Tokyo Office	2-18-23-2F, Nishiwaseda, Shinjuku-ku, Tokyo, Japan	World Scan Project Corporation	Make V Holdings Co., Ltd,	JPY 200,000 $1,569	January 22, 2020	December 31, 2025

Kojimachi Office	3-5-2-201, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 601,920 $4,725	June 28, , 2021	October 26, 2025
Kojimachi Office	3-5-2-1112, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 581,058 $4,561	June 28, 2021	September 30, 2025
Kojimachi Office	3-5-2-610, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY627,575 $4,926	August 27, 2021	December 2, 2025
Kojimachi Office	3-5-2-203, Kojimachi, Chiyuda-ku, Tokyo, Japan	World Scan Project Corporation	Kenedix Property Design Co., Ltd,	JPY 325,325 $2,553	February 1, 2022	April 1, 2026
Tenshodo	4-3-9 12fl. Ginza, Chuo-ku, Tokyo, Japan	World Scan Project Corporation	Tenshodo Co.	JPY 1,050,000 $8,242	October 30, 2021	November 18, 2031

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “WDSP”. Prior to the filing of this report, due to our delinquent SEC Reporting status, we were demoted by OTC Markets to the "Expert Market" tier. After the filing of Form 10-K for the period ending October 31, 2023, our Form 10-Q for the quarter ending January 31, 2024, our Form 10-Q for the quarter ending April 30, 2024 and our Form 10-Q for the quarter ending July 31, 2024, we were current with our SEC Reporting obligations, and our common stock was resumed for quotation in the Pink Market on the OTC Markets.

Holders

As of our fiscal year end, there are approximately 90 shareholders of record of our common stock and 11,560,350 shares of common stock deemed issued and outstanding. Also, as of the date of this report, there are approximately 116 shareholders of record of our common stock and 11,997,350 shares of common stock deemed issued and outstanding. As of the date of this report, and as of our fiscal year end, there is one shareholder of record of our Series A preferred stock and 10,000,000 shares of common stock deemed issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of October 31, 2024 we had cash and cash equivalents in the amount of $1,634,200. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.  The decrease in cash from operations is mainly related to decreased revenue and increased inventory purchases in the year ended October 31, 2024.

Revenues

We recorded revenues of $25,208,229 for the year ended October 31, 2024. We recorded revenues of $30,986,882 for the year ended October 31, 2023. This decrease in revenues was due mainly to a decrease in the sales of crypto miners. During the year ended October 31, 2024, contracts with crypto miner customers changed to the extent that management changed the Company’s reporting from sales by agent, net of cost of goods sold, to that of gross sales with related cost of goods sold (see Note 8).

Net Income(Loss)

We recorded a net loss of $768,431 for the year ended October 31, 2024. We recorded a net loss of $3,416,587 for the year ended October 31, 2023.

Cash flow

For the year ended October 31, 2024, we had negative cash flows used in operations in the amount of $16,864,420 as compared to negative cash flow used in operations of $170,461 for the year ended October 31, 2023. The decrease in operating cash flow is attributed to decreased crypto miners revenue and increased inventory purchases during this period (see Note 8). For the year ended October 31, 2024, we had negative cash flows from investing activities in the amount of $126,427, due mainly to the purchase of software, as compared to cash flow used in investing activities of $1,627,413 for the year ended October 31, 2023. For the year ended October 31, 2024, we had cash flows provided by financing activities in the amount of $13,720,084, due to the sale of common shares and the receipt of funds pending the allotment of shares (see Note 13), as compared to cash flow provided by financing activities of $1,862,361 for the year ended October 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

WORLD SCAN PROJECT, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 7158)	F2

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 3223)	F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations and Comprehensive Income	F5

Consolidated Statements of Changes in Shareholders’ Equity	F6

Consolidated Statements of Cash Flows	F7

Notes to the Audited Consolidated Financial Statements	F8-F10

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of World Scan Project, Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of World Scan Project, Inc and Subsidiaries (collectively, the "Company") as of October 31, 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended October 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024, and the results of its operations and its cash flows for the year ended October 31, 2024, in conformity with accounting principles generally accepted in the United States.

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

  Revenue Recognition

As discussed in Note 2 and 9 of the financial statements, the Company enters into transactions for the sale of mining machines under agreements with vendor. Under the Basic Agreement, the vendor procures the mining machines, stores them, and in some cases manages them on behalf of the Company or the Company’s customers. The Company determined it acts as the principal in these transactions and recognizes revenue on a gross basis, rather than as an agent on a net basis, under ASC 606, Revenue from Contracts with Customers.

We identified the evaluation of the Company’s role in these transactions as a principal or agent as a critical audit matter because it involved significant management judgment in assessing the indicators in ASC 606-10-55-36 through 55-40, including whether the Company controls the goods before transfer to customers, is responsible for fulfilling the contract, and has inventory risk. Auditing this assessment required a high degree of auditor judgment, including reading the Basic Agreement, evaluating the flow of goods and title transfer terms, and assessing the relevance of storage and management arrangements between vendor and the Company’s customers.

Revenue for the sale of such products was recognized when the products were delivered to the customers and the customers completed the inspection of the same.

Addressing this matter involved performing procedures and evaluating audit evidence as part of forming our overall opinion on the consolidated financial statements. These procedures included (i) reviewing and analyzing the relevant contractual terms with the third-party manufacturer; (ii) evaluating the Company’s assessment of the transfer of inventory risk and rewards; and (iii) inquiries and discussions with Management in relation to Company’s responsibility against the contract. We also evaluated the appropriateness of the gross revenue recognition in accordance with ASC 606.

  Research and Development Expense

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company engages in research and development activities for various technologies, primarily through subcontracting to third-party vendors. For the year ended October 31, 2024, the Company incurred research and development expenditures totaling approximately $0.77 million, mainly relating to three significant projects—Hover Bike, SUNVA, and Jikai. Management concluded that these activities fall within the scope of ASC 730, Research and Development, and determined that all costs incurred in the period should be expensed as incurred because the projects were in the research or preproduction prototype stage as of year-end and had not yet reached the point at which capitalization would be appropriate under U.S. GAAP.

We identified the evaluation of the appropriate recognition and accounting treatment of research and development expenditures as a critical audit matter because it involves significant management judgment in assessing the stage of completion of projects, the establishment of technical feasibility, and whether costs meet the criteria for capitalization. The assessment also requires management to consider whether expenditures relate to research and development activities as defined in ASC 730 or to other activities that may require different accounting treatment. Auditing this matter involved a high degree of judgment due to the estimation uncertainty and the need to evaluate evidence such as project milestones, prototypes, and contractual terms.

Our audit procedures included, among others, obtaining and reading agreements with third-party vendors, evaluating the nature of the work performed and the stage of completion for significant projects, and reviewing management’s assessment of technical feasibility and alternative future use. We inquired of management and key project personnel regarding project status and future commercialization plans,. We also assessed the appropriateness of the application of ASC 730 to the expenditures and considered whether any portion should have been capitalized under applicable U.S. GAAP guidance.

  Impairment of Software

As discussed in Notes 6 and 12 to the consolidated financial statements, the Company capitalized certain internally developed software costs related to NFT applications (“NFT Apps”) in accordance with ASC 985, Software – Costs of Software to Be Sold, Leased, or Marketed. At October 31, 2024, the carrying value of these software assets was JPY 189.6 million (USD 1.23 million). Management performed an impairment assessment under ASC 985-20-35 and determined that the carrying amount of certain projects exceeded their net realizable value, resulting in a write-down of JPY 176.4 million.

We identified the evaluation of software impairment as a critical audit matter because it involved significant management judgment in estimating future net realizable value, including assumptions about sales prices, units sold, gross margin, commercialization timing, and the likelihood of achieving projected revenues. The assessment also required judgment in determining whether indicators of impairment existed and in evaluating the impact of changes in the Company’s mid-term business plan. Auditing these estimates involved a high degree of subjectivity and the use of significant audit effort.

Our audit procedures included, among others, evaluating management’s process for identifying indicators of impairment; testing the reasonableness of key assumptions used in the net realizable value analysis, including sales forecasts, pricing, and cost estimates; comparing historical forecasts to actual results; and assessing the consistency of the assumptions with other internal documents such as the mid-term business plan and marketing plans. We also evaluated the mathematical accuracy of the impairment calculations and the appropriateness of the related disclosures in the consolidated financial statements.

  Investments in Securities

As discussed in Notes 8 to the consolidated financial statements, the Company holds an equity investment in a Company A, recorded at JPY 240 million (USD 1.6 million) as of October 31, 2024. The investment is classified as an equity security without a readily determinable fair value and is measured at cost, less impairment, in accordance with ASC 321. Management performed qualitative impairment assessments to evaluate whether indicators of impairment existed as of year-end. These assessments included evaluating Company’s financial condition and business prospects, industry and market conditions, regulatory and technological developments, and other qualitative indicators. In addition, management performed a simplified valuation analysis using a discounted cash flow method to support that the estimated fair value of its investment exceeded carrying value. Based on these assessments, management concluded that no impairment was necessary as of October 31, 2024.

The principal considerations for our determination that performing procedures related to impairment of investments constitutes a critical audit matter included (i) the significant judgment exercised by management in identifying and evaluating qualitative impairment indicators and developing assumptions used in the valuation analysis, and (ii) the high degree of auditor judgment required in evaluating the reasonableness of those assumptions, particularly given the early-stage nature of company’s operations and limited operating history.

Addressing this matter involved performing procedures and evaluating audit evidence as part of forming our overall opinion on the consolidated financial statements. These procedures included, among others: (i) obtaining an understanding of management’s process for performing the impairment assessment; (ii) evaluating company’s financial performance, cash flow forecasts, and business plans, including comparison against actual results; (iii) assessing relevant external factors such as market, regulatory, and technological conditions; (iv) testing the appropriateness of key assumptions used by management in its discounted cash flow analysis, including revenue growth, operating margins, and discount rate, with the involvement of valuation specialists; and (v) performing sensitivity analyses to evaluate the impact of changes in key assumptions on the estimated fair value of the investment.

We determined that there are no other critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2025.

Irvine, CA

September 2, 2025

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

/s/ Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor from 2024 to 2025.

New Delhi, India

Date: November 19, 2024

-F3-

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2024	October 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,634,200	$5,698,883
Accounts receivable, trade	902	125,981
Other receivables, current	1,070,404	-
Advance payments and prepaid expenses	4,636,258	5,122,849
Inventories, net	17,045,647	358,635
TOTAL CURRENT ASSETS	24,387,411	11,306,348
Non-current assets
Furniture, fixtures, equipment and leasehold improvements, net	212,200	244,277
Lease asset long term	677,022	788,150
Investment securities	1,562,093	1,605,244
Long term prepaid expenses and security deposits, net	49,071	52,769
Deferred tax assets	436,572	27,841
Other intangible assets, non-current	85,882	15,147
TOTAL NON-CURRENT ASSETS	3,022,840	2,733,428

TOTAL ASSETS	$27,410,251	$14,039,776

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$1,186,679	$983,068
Accounts payable - related party	45,532	19,679
Income taxes payable	334,413	117
Consumption tax payable	13,882	29,027
Short-term lease liability	233,160	186,351
Customer advance received	3,391,942	3,358,529
Due to related party	458	458
Share application pending allotment	5,154,136	120,618
TOTAL CURRENT LIABILITIES	10,360,202	4,697,847

Non-Current Liabilities
Lease liability long term	466,643	626,242

TOTAL LIABILITIES	$10,826,845	$5,324,089

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of October 31, 2024 and 2023)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 11,560,350 and 10,817,350 shares issued and outstanding as of October 31, 2024 and 2023, respectively)	1,156	1,082
Additional paid-in capital	10,629,847	2,063,973
Accumulated earnings	8,370,124	9,138,555
Accumulated other comprehensive income	(2,418,721)	(2,488,923)

TOTAL SHAREHOLDERS' EQUITY	$16,583,406	$8,715,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,410,251	$14,039,776

The accompanying notes are an integral part of these audited financial statements.

-F4-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	October 31, 2024	October 31, 2023

Revenues
Revenues	$25,208,229	$288,094
Revenues, net	-	30,698,788
Total Revenues	25,208,229	30,986,882
Cost of revenues	17,594,406	135,307
Gross profit	7,613,823	30,851,575

OPERATING EXPENSE
Research and development	773,289	18,717,456
General and administrative expenses	6,348,433	17,618,847
Total operating Expenses	7,121,722	36,336,303

Income (loss) from operations	492,101	(5,484,728)

Other income (expense)
Other income	8,642	31
Impairment loss on internally developed software	(1,171,556)	-
Other expense	(95,123)	(24,351)
Total other income (expense)	(1,258,037)	(24,320)

Net income (loss) before tax	(765,936)	(5,509,048)
Income tax expense (credit)	2,495	(2,092,461)
NET INCOME (LOSS)	$(768,431)	$(3,416,587)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$70,202	$(209,975)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(698,229)	$(3,626,562)

Income per common share
Basic	$(0.07)	$(0.32)
Diluted	$(0.04)	$(0.17)

Weighted average common shares outstanding
Basic	11,218,695	10,696,528
Diluted	21,218,695	20,696,528

The accompanying notes are an integral part of these audited financial statements.

-F5-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2022	10,000,000	$1,000	10,647,350	$1,065	$323,990	$(2,278,948)	$12,555,142	$10,602,249

Common shares sold	-	-	170,000	17	1,739,983	-	-	1,740,000
Net loss	-	-	-	-	-	-	(3,416,587)	(3,416,587)
Foreign currency translation	-	-	-	-	-	(209,975)	-	(209,975)
Balance - October 31, 2023	10,000,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,488,923)	$9,138,555	$8,715,687

Common shares sold	-	-	743,000	74	8,565,874	-	-	8,565,948
Net loss	-	-	-	-	-	-	(768,431)	(768,431)
Foreign currency translation	-	-	-	-	-	70,202	-	70,202
Balance - October 31, 2024	10,000,000	$1,000	11,560,350	$1,156	$10,629,847	$(2,418,721)	$8,370,124	$16,583,406

The accompanying notes are an integral part of these audited financial statements.

-F6-

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	October 31, 2024	October 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(768,431)	$(3,416,587)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:

Depreciation, amortization and impairment	1,262,259	102,436
Lease expense	260,665	293,406
Changes in operating assets and liabilities:
Accounts receivable	124,193	1,730,647
Advance payments and other prepaid expense	42,923	11,293,327
Inventories	(16,629,355)	(363,486)
Other receivables	(1,092,302)	492
Other current assets	-	-
Deferred tax assets	(409,757)	281,087
Accrued expenses and other payables	254,505	(1,469,879)
Taxes payable	326,506	(4,267,861)
Advance received	126,235	(4,039,118)
ROU asset/liability	(361,861)	(314,925)
Net cash used in operating activities	(16,864,420)	(170,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(49,209)	(9,649)
Cash paid for intangible assets	(77,218)	-
Proceeds from refund of leasehold deposits	-	11,011
Cash paid for investment securities	-	(1,628,775)
Net cash used in investing activities	(126,427)	(1,627,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance for cash	8,565,948	1,740,000
Share application money pending allotment	5,154,136	122,361
Net cash provided by financing activities	13,720,084	1,862,361

Net effect of exchange rate changes on cash	$(793,920)	$(201,669)

Net Change in Cash and Cash Equivalents	(4,064,683)	(137,182)
Cash and cash equivalents - beginning of period	5,698,883	5,836,065
Cash and cash equivalents - end of period	$1,634,200	$5,698,883

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$78,243	$1,013,417

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$-

The accompanying notes are an integral part of these audited financial statements.

-F7-

  NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

On August 13, 2024, we filed a Form 8-K with the SEC to announce that Mr. Ryohei Uetaki had chosen to extend the offering period of the S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission at 4:00 PM EST on August 23, 2023 by an additional 90 calendar days. As a result, the offering period was extended to and ended on November 21, 2024.

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

Customer Advance Payments and Prepaid Expenses

Advance payments and prepaid expenses are cash paid amounts that represent costs incurred from which a service or benefit is expected to be derived in the future.

Inventories

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

Fixed assets and depreciation

Property, plant and equipment are stated at cost less depreciation and impairment loss. The initial cost of the assets comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the respective assets as follows: computer software developed or acquired for internal use, 5 years; leasehold improvements, 10 years; and tools, furniture and fixtures, 2 to 15 years.

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

Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales. The Company is subject to consumption taxes in Japan for the years ended October 31, 2024 and 2023.

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received. As of October 31, 2024, the Company had no advance received related to this stream. As of October 31, 2024, the Company had advances received related to the sale of crypto miners totaling $3,391,942.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $436,572 and $27,841 as of October 31, 2024 and October 31, 2023, respectively.

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

Basic and diluted earnings per share are as follows:

	October 31,

	2024	2023
Basic earnings per share	$(0.07)	$(0.32)
Diluted earnings per share	$(0.04)	$(0.17)

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

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended October 31, 2024, 45.85% of the inventories were purchased from CU Holdings Co., Ltd, a trading company for Web3 Computing Corp, in the amount of $8,067,098, 13.25% of the inventories were purchased from Musashi, Inc., a trading company for Web3 Computing Corp, in the amount of $2,331,489, and 12.88% of the inventories were purchased from Web3 Computing Corp in the amount of $2,266,128.

For the period ended October 31, 2023, 100% of the inventories were purchased from G-Force in the amount of $471,510.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended October 31, 2024, 30.45% of total revenue was generated from DN Branch, LLC in the amount of $7,675,980, 14.8% of total revenue was generated from Drone Net, Inc. in the amount of $3,732,072 and 11.95% of total revenue was generated from I’rom Co., Ltd in the amount of $3,013,002.

For the year ended October 31, 2023, 21% of total revenue was generated from Kinoshita Group in the amount of $6,610,618.

-F9-

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $902 as of October 31, 2024 and $125,981 as of October 31, 2023. No bad debt allowance was provided as of October 31, 2024 and October 31, 2023.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

As of October 31, 2024, 100% of total accounts receivable was owed to the Company by Sanyukai Medical Corp in the amount of $902.

As of October 31, 2024, 99.86% of total accounts receivable was owed to the Company by Drone Net Co., Ltd, in the amount of $125,811.

NOTE 4 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of October 31, 2024 and October 31, 2023, the Company had advance payments and other prepaid expenses of $4,636,258 and $5,122,849, respectively. Details of the advance payments as of October 31, 2024 and October 31, 2023 are as follows:

	October 31, 2024	October 31, 2023
Purchase of products from Web3 Computing Corp	$4,295,746	$4,932,546
Purchase of products from Sankyu Co., Ltd	28,009	28,782
Purchase of products from I’rom Group Co.	134,438	-
Purchase of products Rogyx Co., Ltd	67,401	-
Purchase of consulting services from IBC Consulting	-	8,829
Other advances and prepaid expenses	110,654	152,692

Totals	$4,636,258	$5,122,849

NOTE 5 - FIXED ASSETS

The Company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the year ended October 31, 2024, the Company purchased additional long-term assets totaling $1,218,854, including software. The Company is depreciating fixed assets over a 1-39 year period once they were put into use. Depreciation expense for the year ended October 31, 2024 was $1,251,414. The Company recorded an impairment expense related to the software asset after an evaluation determined the asset value should be reduced by the amount of the professional fees incurred in the development of the software (see Note 11).

During the year ended October 31, 2023, the Company purchased additional long-term assets totaling $9,649. The Company is depreciating fixed assets over a 1-39 year period once they were put into use. Depreciation expense for the year ended October 31, 2023 was $51,131.

NOTE 6 - ADVANCE RECEIVED

Advance received is the amount the Company received in advance from the customer for their orders placed with us. As of October 31, 2024 advance received in the amount of $3,391,942 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.  As of October 31, 2023, advance received in the amount of $3,358,529 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 7 - Investment and Securities

During the year ended October 31, 2023, the company has invested $1.6 million (JPY 240 million) in 400 shares of Company A. For that investment, the Company has received an exclusive right to commercialize IOT Edge Data Center Business. Further, the Company is developing IOT Terminal for which the Company has appointed WEB3 and NBCT to develop the said technology and Company A is developing Immersion cooling technology (IOT Edge Data Centre).

There is no impairment required for such investment as at October 31, 2024 and October 31, 2023.

NOTE 8 - REVENUE

During the year ended October 31, 2024, the Company recorded gross revenues of $25,208,229, which included $21,391,912 in sales of crypto miners. Revenue for the sale of crypto miners was recognized when the miners were delivered to the customers and the customers completed the inspection of the miners. Management assessed the Company’s contracts with the third-party manufacturer and customers and its inventory procedures in consideration of ASC 606, “Revenue from Contracts with Customers”, and determined the Company did not act as an agent in said transactions. As such, the company recognized crypto miner sales as gross revenue.

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

	Year Ended
	October 31,
	2024	2023

Revenues
Product sales	$3,732,656	$203,225
Product sales – related party	-	-
Crypto miners sales, gross	21,391,912	-
Crypto miners sales, net	-	30,698,788
Drone imaging and video production	51,838	81,187
Program for educational institution	-	-
Other	31,823	3,682
Total Revenue Under ASC 606	$25,208,229	$30,986,882

NOTE 9 - COST OF REVENUES

During the year ended October 31, 2024, contracts with crypto miner customers changed to the extent that management changed the Company’s reporting from sales by agent, net of cost of goods sold, to that of gross sales with related cost of goods sold (see Note 8).

NOTE 10 - RESEARCH & DEVELOPMENT

During the year ended October 31, 2024, the Company incurred research and development expenses of $773,289 for three products the Company intends to offer for sale in the future.

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

NOTE 11 - IMPAIRMENT LOSS

During the year ended October 31. 2024, the Company made a capitalization in accordance with ASC 985 “Software – Costs of Software to Be Sold, Leased, or Marketed”. Such capitalization was made by the Company considering the fact that the Net realizable value/Future Economic Benefits exceeded unamortized cost. However, the Company also recorded an impairment expense related to the software asset after an evaluation determined the asset value should be reduced by the amount of the professional fees incurred in the development of the software (see Note 10).

NOTE 12 - INCOME TAXES

For the years ended October 31, 2024 and 2023, the Company had income tax expense(credit) in the amount of $2,495 and ($2,092,461), respectively. The income tax credit for year ended October 31, 2023 was due to the adjustment to income taxes payable resulting from the net loss before taxes for the year ended October 31, 2023 of $3,416,587. During the years ended October 31, 2024 and 2023, the Company paid income taxes totaling $78,243 and $1,013,417, respectively.

United States

The Company was incorporated under the laws of the State of Delaware on October 25, 2019. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan through WSP Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended October 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2024	23.15%	25.73%	38.07%

As of October 31, 2024 and October 31, 2023, the Company had income tax payable of $334,413 and $117, respectively.

As of October 31, 2024 and October 31, 2023, the Company had deferred tax assets of $31,517 and $27,841, respectively.

For the years ended October 31, 2024 and 2023, the Company’s income tax expenses (credit) are as follows:

	For the Years Ended
	October 31,
	2024	2023
Current	$420,386	$(2,352,130)
Deferred	4,515	259,669
Total	$415,871	$(2,092,461)

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the Japanese statutory tax rate for the years ended October 31, 2024 and 2023 is as follows:

	For the Years Ended
	October 31,
	2024	2023
Japanese statutory tax rate	34.59%	34.59%
Change in valuation allowance	-	(0.19)
Tax credit	-	(9.00)
Effective tax rate	34.59%	25.40%

The tax effects of temporary differences that give rise to the deferred tax assets at October 31, 2023 and 2022 are presented below:

	October 31,	October 31,
	2024	2023
Deferred tax assets
Business tax payable	$30,530	$-
Loss carry forward	97,797	26,255
Other	987	89,684
Subtotal	129,314	115,939
Less valuation allowance	(97,797)	(88,098)
Total deferred tax assets	$31,517	$27,841

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

NOTE 13 - SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2024 and October 31, 2023.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 11,560,350 and 10,817,350 shares of common stock issued and outstanding as of October 31, 2024 and October 31, 2023, respectively.

During the year ended October 31, 2024, 743,000 shares of common stock were sold to 43 shareholders for proceeds totaling $8,565,948 by an S-1 offering deemed effective on August 23, 2023 and extended to November 2024.

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

Share application money pending allotment

During the year ended October 31, 2024, funds totaling $5,154,136 were received by the Company, along with applications for the purchase of shares, from 31 perspective shareholders. In November 2024, the common shares, totaling 437,000 were issued to the shareholders.

NOTE 14 - LEASE ASSETS AND LIABILITIES

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to over 3 years. We recognized $266,951 and $293,406 in operating lease costs for the years ended October 31, 2024 and October 31, 2023, respectively.

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

	Balance Sheet Classification	October 31, 2024	October 31, 2023

Right-of-use assets	Lease asset long	$677,022	$788,150
Current lease liabilities	Short-term lease liability	233,160	186,351
Non-current lease liabilities	Lease liability long term	466,643	626,242

Maturities of lease liabilities as of October 31, 2024 are as follows:

2025	241,145
2026	94,894
2027	78,105
2028 and beyond	312,419
Total	726,563
Add(Less): Imputed interest	(26,760)
Present value of lease liabilities	699,803

NOTE 15 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of October 31, 2024 and October 31, 2023, the Company had accrued expenses and other payables of $1,189,679 and $983,068, respectively. Details of the accrued expenses and other payables as of October 31, 2024 and October 31, 2023 are as follows:

	October 31, 2024	October 31, 2023
Accounts payable, trade	$1,109,345	$893,805
Accounts payable for employees	63,631	43,106
Accrued payroll liabilities	13,703	46,157
Totals	$1,186,679	$983,068

NOTE 16 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of October 31, 2024, our CEO and Director, Ryohei Uetaki, has advanced to the Company $45,532 for salary and $458 for expenses. This advance is considered as a loan to the Company which is unsecured, noninterest-bearing and payable on demand.

As of October 31, 2023, our CEO and Director, Ryohei Uetaki, has advanced to the Company $19,679 for salary and $458 for expenses. This advance is considered as a loan to the Company which is unsecured, noninterest-bearing and payable on demand.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 2, 2025, the date on which the consolidated financial statements were available to be issued and has found no material transactions to report except for the following.

Subsequent to October 31, 2024, 437,000 shares of common stock were issued to 31 shareholders. Payments for these shares were received by the Company prior to October 31, 2024 and these funds, totaling $5,154,136, are reported as “Share application pending allotment” in the October 31, 2024 consolidated financial statements.

On May 19, 2025, the Board of Directors of World Scan Project, Inc. (or the “Company”) approved the dismissal of Mercurius & Associates LLP (“Mercurius”) as the Company’s independent registered public accounting firm, to be effective on May 21, 2025.

On May 21, 2025, the Board of Directors approved the engagement of BCRG Group (PCAOB ID: 7158) as the Company’s independent registered public accounting firm for the audit of the fiscal year ended October 31, 2024, and any reviews of interim periods thereafter.

-F10-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 19, 2025, the Board of Directors of World Scan Project, Inc. (or the “Company”) approved the dismissal of Mercurius & Associates LLP (“Mercurius”) as the Company’s independent registered public accounting firm, to be effective on May 21, 2025.

The report of Mercuriuson the Company’s consolidated financial statements for fiscal years ended October 31, 2023 and 2024 included in the Company’s annual report on Form 10-K for the year ended October 31, 2023, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except that such report expressed substantial doubt regarding the Company’s ability to continue as a going concern.

There were no (1) disagreements between the Company and Mercurius regarding accounting principles, financial statement disclosures, or auditing scope or procedures, as defined in Item 304(a)(1)(iv) of Regulation S-K, nor (2) reportable events as outlined in Item 304(a)(1)(v) of Regulation S-K.

On May 21, 2025, the Board of Directors approved the engagement of BCRG Group (PCAOB ID: 7158) as the Company’s independent registered public accounting firm for the audit of the fiscal year ended October 31, 2024, and any reviews of interim periods thereafter.

During the fiscal year ended October 31, 2023, as well as the prior fiscal years, neither the Company nor anyone on its behalf, consulted with BCRG Group regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that BCRG Group concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of October 31, 2024, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

World Scan Project, Inc.

NAME	AGE	POSITION
Ryohei Uetaki	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	32	Chief Technology Officer

World Scan Project Corporation

NAME	AGE	POSITION
Ryohei Uetaki	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Yasumasa Ichikawa	32	Chief Technology Officer

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended October 31, 2024.

Procedure for Nominating Directors

In 2023and 2024 we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended October 31, 2024 and for the year ended October 31, 2023 This in relation to the Company, World Scan Project, Inc.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2024	398,545		0	0	0	0	0	398,545
Yasumasa Ichikawa, Chief Technology Officer (2)	2024	119,564	11,624	0	0	0	0	0	131,188
Ryohei Uetaki Chief Executive Officer and Sole Director (1)	2023	213,375		0	0	0	0	0	213,375
Yasumasa Ichikawa, Chief Technology Officer (2)	2023	129,491	6,787	0	0	0	0	0	136,278

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

*The table below is as of October 31, 2024.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Preferred Stock Beneficially Owned	Shares of Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Ryohei Uetaki (1) Address: 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan	10,000,000	86.5%	10,000,000	*	86.5%
5% or greater shareholders
None	-	-	-	-	-

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

		2024	2023
Audit fees	M&K CPAS, PLLC	$17,753.88	$139,552
	Mercurius and Associates LLP(*)	$166,161.08	-
Audit related fees
Tax fees
All other fees

Total		$183,914.96	$139,552

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended October 31, 2024. (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: September 2, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: September 2, 2025