Form 10-Q
period 2025-01-31
World Scan Project, Inc.
filed 2025-09-18
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2025

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

Email: contact@world-scan-project.com

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2025, there were 11,997,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2025 (Unaudited)	October 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,449,453	$1,634,200
Accounts receivable, trade	37,752	902
Other receivables, current	1,276,496	1,070,404
Advance payments and prepaid expenses	4,846,703	4,636,258
Inventories	14,280,795	17,045,647
TOTAL CURRENT ASSETS	21,891,199	24,387,411
Non-current assets
Furniture, fixtures and equipment, net	195,439	212,200
Lease asset long term	627,324	677,022
Investment securities	1,554,102	1,562,093
Long term prepaid expenses and security deposits, net	47,126	49,071
Deferred tax assets	407,399	436,572
Other intangible assets, non-current	84,318	85,882
TOTAL NON-CURRENT ASSETS	2,915,708	3,022,840

TOTAL ASSETS	$24,806,907	$27,410,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$324,757	$1,186,679
Accounts payable - related party	45,299	45,532
Income taxes payable	36,995	334,413
Consumption tax payable	-	13,882
Short-term lease liability	213,202	233,160
Advance received	2,027,755	3,391,942
Due to related party	458	458
Share application pending allotment	-	5,154,136
TOTAL CURRENT LIABILITIES	2,648,466	10,360,202

Non-Current Liabilities
Lease liability long term	435,976	466,643

TOTAL LIABILITIES	$3,084,442	$10,826,845

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of January 31, 2025 and October 31, 2024)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 11,997,350 and 11,560,350 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively)	1,200	1,156
Additional paid-in capital	15,873,803	10,629,847
Accumulated earnings	8,472,093	8,370,124
Accumulated other comprehensive income	(2,625,631)	(2,418,721)

TOTAL SHAREHOLDERS' EQUITY	$21,722,465	$16,583,406

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,806,907	$27,410,251

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	January 31, 2025	January 31, 2024

Revenues
Revenues	$4,084,010	$6,635,195
Revenues, net	-	-
Total Revenues	4,084,010	6,635,195
Cost of revenues	2,620,666	5,148,757
Gross profit	1,463,344	1,486,438

OPERATING EXPENSE
General and administrative expenses	1,226,889	1,582,961
Research and development	160,465	179,625
Total operating Expenses	1,387,354	1,762,586

Income (loss) from operations	75,990	(276,148)

Other income (expense)
Other income	(2)	1
Other Expense	1,007	(96,433)
Total other income (expense)	1,005	(96,432)

Net income (loss) before tax	76,995	(372,580)
Income tax expense (credit)	(24,974)	(64,319)
NET INCOME (LOSS)	$101,969	$(308,261)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(206,910)	$213,187

TOTAL COMPREHENSIVE INCOME (LOSS)	$(104,941)	$(95,074)

Income per common share
Basic	$0.01	$(0.03)
Diluted	$0.00	$(0.01)

Weighted average common shares outstanding
Basic	11,902,350	10,817,350
Diluted	20,902,350	20,817,350

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING JANUARY 31, 2025

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2024	10,000	$1,000	11,560,350	$1,156	$10,629,847	$(2,418,721)	$8,370,124	$16,583,406

Common shares sold	-	-	437,000	44	5,243,956	-	-	5,244,000
Net income	-	-	-	-	-	-	101,969	101,969
Foreign currency translation	-	-	-	-	-	(206,910)	-	(206,910)
Balance - January 31, 2025	10,000	$1,000	11,997,350	$1,200	$15,873,803	$(2,625,631)	$8,472,093	$21,722,465

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDING JANUARY 31, 2024

(UNAUDITED)

						ACCUMULATED
					ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2023	10,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,488,923)	$9,138,555	$8,715,687

Net loss	-	-	-	-	-	-	(308,261)	(308,261)
Foreign currency translation	-	-	-	-	-	213,187	-	213,187
Balance - January 31, 2024	10,000	$1,000	10,817,350	$1,082	$2,063,973	$(2,275,736)	$8,830,294	$8,620,613

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	January 31, 2025	January 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$101,969	$(308,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,774	13,361
Amortization of long-term deposits	1,691	4,350
Lease expense	63,894	57,580
Changes in operating assets and liabilities:
Accounts receivable	(36,796)	128,247
Advance payments and other prepaid expense	(237,400)	404,224
Inventories	2,673,455	(6,824,119)
Other receivables	(211,236)	(105,315)
Other current assets	-	-
Deferred tax assets	26,897	(64,436)
Accrued expenses and other payables	(5,974,240)	(753,407)
Taxes payable	(309,033)	(29,549)
Advance received	(1,344,724)	(3,059,618)
ROU asset/liability	(64,702)	(57,154)
Net cash used in operating activities	(5,293,451)	(10,594,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(30,797)
Cash paid for intangible assets	-	(408,529)
Net cash used in investing activities	-	(439,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for share subscriptions prior to registration	$5,244,000	$5,832,000
Net cash provided by financing activities	5,244,000	5,832,000

Net effect of exchange rate changes on cash	$(135,296)	$269,750

Net Change in Cash and Cash Equivalents	(184,747)	(4,931,673)
Cash and cash equivalents - beginning of period	1,634,200	5,698,883
Cash and cash equivalents - end of period	$1,449,453	$767,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$297,418	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2025

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

However, offering deemed effective in August 2023 was ongoing. On August 13, 2024, we filed a Form 8-K with the SEC to announce that Mr. Ryohei Uetaki had chosen to extend the offering period of the S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission at 4:00 PM EST on August 23, 2023 by an additional 90 calendar days. As a result, the offering concluded on November 21, 2024.

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

Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales. The Company is subject to consumption taxes in Japan for the quarter ended January 31, 2025.

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received. As of January 31, 2025, the Company had advance received related to product sales totaling $2,027,755.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as advance received. As of January 31, 2025, the Company had no advance related to the educational institution program.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $407,399 and $436,572 as of January 31, 2025 and October 31, 2024, respectively.

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

Basic and diluted earnings per share are as follows:

	January 31,

	2025	2024
Basic earnings(loss) per share	$(0.01)	$(0.03)
Diluted earnings(loss) per share	$0.00	$(0.01)

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended January 31, 2025, 34.9% of inventories were purchased from Handa Boseki Co., Ltd in the amount of $914,542.

For the period ended January 31, 2025, 26.87% of inventories were purchased from Osaka Orikomi Co., Ltd in the amount of $704,198.

For the period ended January 31, 2025, 16.19% of inventories were purchased from SashinoBerute Co., Ltd in the amount of $424,284.

For the period ended January 31, 2025, 13.60% of inventories were purchased from G-Force, Inc. in the amount of $356,366.

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

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenue are as follows:

For the period ended January 31, 2025, 26.91% of total revenue was generated from Drone Net, Inc. in the amount of $1,099,096.

For the period ended January 31, 2025, 14.96% of total revenue was generated from Santavel Corporation in the amount of $610,968.

For the period ended January 31, 2025, 14.53% of total revenue was generated from Tomoko Keida in the amount of $593,512.

For the period ended January 31, 2024, 46.55% of total revenue was generated from I’rom Co. Ltd. in the amount of $3,088,481.

For the period ended January 31, 2024, 18.56% of total revenue was generated from Heart Corporation in the amount of $1,231,715.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $37,752 as of January 31, 2025 and $902 as of October 31, 2024. No bad debt allowance was provided as of January 31, 2025 and October 31, 2024.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

As of January 31, 2025, 75.47% of total accounts receivable was owed to the Company by Tutankhamen Project in the amount of $28,492.

As of January 31, 2025, 24.53% of total accounts receivable was owed to the Company by TOEI Co., Ltd in the amount of $9,260.

As of October 31, 2024, 100% of total accounts receivable was owed to the Company by Sanyukai Medical Corp in the amount of $902.

NOTE 4 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of January 31, 2025 and October 31, 2024, the Company had advance payments and other prepaid expenses of $4,846,703 and $4,636,258, respectively. Details of the advance payments as of January 31, 2025 and October 31, 2024 are as follows:

	January 31, 2025	October 31, 2024
Purchase of product from Rogyx Co., Ltd	$54,554	$67,401
Purchase of products from Sankyu Co., Ltd	-	28,009
Purchase of products from I’rom Group Co., Ltd	168,283	134,438
Purchase of cryptocurrency miners from Web3 Computing Corp	4,273,781	4,295,746
G-Force Inc.	196,309	-
Other advances and prepaid expenses	153,776	110,654
Totals	$4,846,703	$4,636,258

 NOTE 5 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended January 31, 2025, the Company purchased no fixed assets. The Company is depreciating previously purchased assets over a 1-15 year period once they were put into use. Depreciation expense for the period ended January 31, 2025 was approximately $16,774.

During the year ended October 31, 2024, the Company purchased additional long-term assets totaling $1,218,854, including software. The Company is depreciating fixed assets over a 1-39 year period once they were put into use. Depreciation expense for the year ended October 31, 2024 was $1,251,414.

NOTE 6 - ADVANCE RECEIVED

Advance received is the amount the Company received in advance from the customer for their orders placed with us. As of January 31, 2025, advance received in the amount of $2,027,755 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values. As of October 31, 2024, advance received in the amount of $3,391,942 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 7 - INVESTMENT SECURITIES

During the year ended October 31, 2023, the company invested $1.6 million (JPY 240 million) in 400 shares of Company A. For that investment, the Company has received an exclusive right to commercialize IOT Edge Data Center Business. Further, the Company is developing IOT Terminal for which the Company has appointed WEB3 and NBCT to develop the said technology and Company A is developing Immersion cooling technology (IOT Edge Data Centre).

There is no impairment required for such investment at January 31, 2025 and October 31, 2024.

NOTE 8 - REVENUE

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Three Months Ended
	January 31,
	2025	2024

Revenues
Product sales	$4,049,201	$6,635,195
Drone imaging and video production	34,266	-
Other	543	-
Total Revenue Under ASC 606	$4,084,010	$6,635,195

NOTE 9 - RESEARCH & DEVELOPMENT

During the period ended January 31, 2025, the Company incurred research and development expenses of $160,465 for products the Company intends to offer for sale in the future.

During the period ended January 31, 2024, the Company incurred research and development expenses of $179,625 for products the Company intends to offer for sale in the future.

NOTE 10 - INCOME TAXES

For the periods ended January 31, 2025 and 2024, the Company had income tax credits of $24,974 and $64,319, respectively.

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

For the periods ended January 31, 2025 and 2024, the Company’s income tax expenses are as follows:

	Three Months Ended
	January 31,
	2025	2024
Current	$(51,871)	$116
Deferred	26,897	(64,435)
Total	$(24,974)	$(64,435)

As of January 31, 2025 and October 31, 2024, the Company had income tax payable of $36,995 and $334,413, respectively.

NOTE 11 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of January 31, 2025 and October 31, 2024.

The rights, preferences, privileges, restrictions and other matters relating to the Series A Preferred Stock are as follows:

(a) Each share of Series A Preferred Stock shall have no voting rights;

(b) Each shareholder of Series A Preferred Stock may convert their shares at the option of the holder thereof into an equal amount of shares of any other class or series of the Company’s stock on a one-to-one basis.

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 11,997,350 and 11,560,350 shares of common stock issued and outstanding as of January 31, 2025 and October 31, 2024, respectively.

During the period ended January 31, 2025, 437,000 shares of common stock were issued to 31 shareholders for proceeds totaling $5,244,000 by an S-1 offering deemed effective on August 23, 2023 and extended to November 2024.

During the year ended October 31, 2024, 743,000 shares of common stock were issued to 43 shareholders for proceeds totaling $8,565,948 by an S-1 offering deemed effective on August 23, 2023 and extended to November 2024.

NOTE 12 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of January 31, 2025, our CEO and Director, Ryohei Uetaki, has advanced to the Company $45,299 for salary and $458 for expenses. This advance is considered as a loan to the Company, which is unsecured, noninterest-bearing and payable on demand.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to over 3 years. We recognized $63,894 and $57,580 in operating lease costs for the three months ended January 31, 2025 and January 31, 2024, respectively.

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

	Balance Sheet Classification	January 31, 2025	October 31, 2024

Right-of-use assets	Lease asset long	$627,324	$677,022
Current lease liabilities	Short-term lease liability	213,202	233,160
Non-current lease liabilities	Lease liability long term	435,976	466,643

Maturities of lease liabilities as of January 31, 2025 are as follows:

2025	231,967
2026	88,757
2027	73,087
2028 and beyond	302,412
Total	696,223
Add/(Less): Imputed interest	(47,045)

Present value of lease liabilities	649,178

NOTE 14 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of January 31, 2025 and October 31, 2024, the Company had accrued expenses and other payables of $324,757 and $1,186,679, respectively. Details of the accrued expenses and other payables as of January 31, 2025 and October 31, 2024 are as follows:

	January 31, 2025	October 31, 2024
Accounts payable, trade	$264,679	$1,109,345
Accounts payable for employees	45,048	63,631
Accrued payroll liabilities	15,030	13,703
Totals	$324,757	$1,186,679

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 18, 2025, the date on which the consolidated financial statements were available to be issued and has found no material transactions to report.

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

On August 13, 2024, we filed a Form 8-K with the SEC to announce that Mr. Ryohei Uetaki had chosen to extend the offering period of the S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission at 4:00 PM EST on August 23, 2023 by an additional 90 calendar days. As a result, the offering concluded on November 21, 2024.

We operate through our wholly owned subsidiary, World Scan Project Corporation, a Japanese Company. The Company is an industrial automation equipment manufacturer, designing/developing robots, drones, Web3 infrastructure, IoT equipment and other related products.

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of January 31, 2025 we had cash and cash balance in the amount of $1,449,453. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $4,084,010 for the three months ended January 31, 2025. We recorded revenues of $6,635,195 for the three months ended January 31, 2024. This decrease in revenues was due mainly to a decrease in the sales of crypto miners.

Net Income

We recorded net income of $101,969 for the three months ended January 31, 2025. We recorded a net loss of $308,262 for the three months ended January 31, 2024. This increase in net income was due mainly to a decrease in the cost of goods sold and a decrease in general and administrative expenses.

Cash flow

For the three months ended January 31, 2025, we had negative cash flows used in operations in the amount of $5,293,451. The decrease in operating cash flow is attributed to an decrease in accounts payable and accruals during this period. For the three months ended January 31, 2025, we had no cash flows used in investing activities. For the three months ended January 31, 2025, we had cash flows from financing activities, totaling $5,244,000, from cash received from the sales of common shares.

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

As of January 31, 2025, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on August 28, 2020 at 4pm EST. On August 13, 2024, we filed a Form 8-K with the SEC to announce that Mr. Ryohei Uetaki had chosen to extend the offering period of the S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission at 4:00 PM EST on August 23, 2023 by an additional 90 calendar days. As a result, the offering concluded on November 21, 2024. The Company will continue to provide investors with a current prospectus, including up-to-date financial information and any other required disclosures.

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended January 31, 2025 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: September 18, 2025