Form 10-Q
period 2025-04-30
World Scan Project, Inc.
filed 2025-09-18
CIK 1813744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2025

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56208

World Scan Project, Inc.

(Exact name of registrant as specified in its charter)

DE	35-2677532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda Shinjuku-Ku, Tokyo, Japan	169-0051
(Address of Principal Executive Offices)	(Zip Code)

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

As of September 18, 2025, there were 11,997,350 shares of common stock and 10,000,000 shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WORLD SCAN PROJECT, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2025 (Unaudited)	October 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$120,263	$1,634,200
Accounts receivable, trade	648	902
Other receivables, current	1,389,536	1,070,404
Advance payments and prepaid expenses	5,041,142	4,636,258
Inventories	16,136,568	17,045,647
TOTAL CURRENT ASSETS	22,688,157	24,387,411
Non-current assets
Furniture, fixtures and equipment, net	193,385	212,200
Lease asset long term	612,489	677,022
Investment securities	1,683,384	1,562,093
Long term prepaid expenses and security deposits, net	69,881	49,071
Deferred tax assets	461,726	436,572
Other intangible assets, non-current	90,115	85,882
TOTAL NON-CURRENT ASSETS	3,110,980	3,022,840

TOTAL ASSETS	$25,799,137	$27,410,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$338,295	$1,186,679
Accounts payable - related party	49,068	45,532
Income taxes payable	256,179	334,413
Consumption tax payable	-	13,882
Short-term lease liability	189,364	233,160
Advance received	722,065	3,391,942
Due to related party	458	458
Share application pending allotment	-	5,154,136
TOTAL CURRENT LIABILITIES	1,555,429	10,360,202

Non-Current Liabilities
Lease liability long term	455,920	466,643
Deferred revenue long term	42,342	-
TOTAL NON-CURRENT LIABILITIES	488,262	466,643

TOTAL LIABILITIES	$2,043,691	$10,826,845

Shareholders' Equity
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of April 30, 2025 and October 31, 2024)	$1,000	$1,000
Common stock ($0.0001 par value, 200,000,000 shares authorized, 11,997,350 and 11,560,350 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively)	1,200	1,156
Additional paid-in capital	15,873,803	10,629,847
Accumulated earnings	8,684,483	8,370,124
Accumulated other comprehensive income	(805,040)	(2,418,721)

TOTAL SHAREHOLDERS' EQUITY	$23,775,446	$16,583,406

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,799,137	$27,410,251

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended April 30, 2025	For the Three Months Ended April 30, 2024	For the Six Months Ended April 30, 2025	For the Six Months Ended April 30, 2024

Revenues	$4,587,644	$4,220,871	$8,671,654	$10,856,066

Total Revenues	4,587,644	4,220,871	8,671,654	10,856,066
Cost of revenues	2,807,568	2,805,679	5,428,234	7,954,436
Gross profit	$1,780,076	$1,415,192	$3,243,420	$2,901,630

OPERATING EXPENSE
Research and development	164,565	132,017	325,030	311,642
General and administrative expenses	1,215,885	1,189,740	2,442,774	2,772,701
Total operating expenses	1,380,450	1,321,757	2,767,804	3,084,343

Income/(Loss) from operations	399,626	93,435	475,616	(182,713)

Other income/(expense)
Other income	319	10	317	11
Gain (loss) on disposal of assets	(1,288)	-	(1,288)	-
Other expense	(2,720)	1,775	(1,713)	(94,658)
Total other income/(expenses)	(3,689)	1,785	(2,684)	(94,647)

Net income (loss) before tax	395,937	95,220	472,932	(277,360)
Income tax expense/(credit)	183,547	(15,055)	158,573	(79,374)
NET INCOME/(LOSS)	$212,390	$110,275	$314,359	$(197,986)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	$1,820,591	$(1,020,259)	$1,613,681	$(807,072)

TOTAL COMPREHENSIVE INCOME/ (LOSS)	$2,032,981	$(909,984)	$1,928,040	$(1,005,058)

Income per common share
Basic	$0.02	$0.01	$0.03	$(0.02)
Diluted	$0.01	$0.01	$0.01	$(0.01)

Weighted average common shares outstanding
Basic	11,997,350	10,822,811	11,877,035	10,820,035
Diluted	21,997,350	20,822,811	21,877,035	20,820,035

The accompanying notes are an integral part of these unaudited financial statements.

 WORLD SCAN PROJECT, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE PERIOD ENDING April 30, 2025

(UNAUDITED)

							ACCUMULATED
						ADDITIONAL	OTHER	ACCUMULATED	TOTAL
	PREFERRED STOCK			COMMON STOCK		PAID IN	COMPREHENSIVE	EARNINGS	EQUITY
	NUMBER	AMOUNT		NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	(DEFICIT)	(DEFICIT)

Balance - October 31, 2024	10,000,000	$1,000		11,560,350	$1,156	$10,629,847	$(2,418,721)	$8,370,124	$16,583,406

Common shares sold	-	-		437,000	44	5,243,956	-	-	5,244,000
Net income	-	-		-	-	-	-	101,969	101,969
Foreign currency translation	-			-	-	-	(206,910)	-	(206,910)
Balance - January 31, 2025	10,000,000	$1,000		11,997,350	$1,200	$15,873,803	$(2,625,631)	$8,472,093	$21,722,465
Net income	-	-	-		-	-	-	212,390	212,390
Foreign currency translation	-	-		-	-	-	1,820,591	-	1,820,591
Balance - April 30, 2025	10,000,000	$1,000		11,997,350	$1,200	$15,873,803	$(805,040)	$8,684,483	$23,755,446

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

WORLD SCAN PROJECT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	April 30, 2025	April 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$314,359	$(197,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,200	27,399
Amortization of long-term deposits	3,398	7,467
Lease expense	130,409	81,956
Changes in operating assets and liabilities:
Accounts receivable	305	124,770
Advance payments and other prepaid expense	(45,912)	(715,310)
Inventories	2,100,125	(7,049,338)
Other receivables	(222,014)	(444,777)
Other current assets	-	-
Deferred tax assets	8,225	(77,857)
Accrued expenses and other payables	(6,109,456)	(659,978)
Taxes payable	(112,089)	(28,632)
Advance received	(2,719,362)	1,474,879)
ROU asset/liability	(132,058)	(181,218)
Net cash used in operating activities	(6,749,870)	(10,588,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(29,962)
Cash paid for intangible assets	-	(397,450)
Net cash used in investing activities	-	(427,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of shares	5,244,000	5,832,000
Net cash provided by (used in) financing activities	5,244,000	5,832,000

Net effect of exchange rate changes on cash	$(8,067)	$(283,419)

Net Change in Cash and Cash Equivalents	(1,513,937)	(5,467,214)
Cash and cash equivalents - beginning of period	1,634,200	5,698,883
Cash and cash equivalents - end of period	$120,263	$231,669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$78,234	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
ROU Asset/Liability	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WORLD SCAN PROJECT, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

April 30, 2025

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

Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales. The Company is subject to consumption taxes in Japan for the quarter ended April 30, 2025.

Revenue from product sales

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as advance received. As of April 30, 2025, advances received of $722,065 are related to product sales.

Revenue from educational institution program

Revenue for educational institution fees is recognized when the services are provided to the customer. Cash receipts for undelivered products are recorded as advance received. As of April 30, 2025, the Company had no advance received related to the educational institution program.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company recognized deferred tax assets of $461,726 and $436,572 as of April 30, 2025 and October 31, 2024, respectively.

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

Basic and diluted earnings per share or the three and six months ended April 30th are as follows:

	Three months ended April 30, 2025	Three months ended April 30, 2024	Six months ended April 30, 2025	Six Months ended April 30, 2024
Basic earnings per share	$0.02	$0.01	$0.03	$(0.02)
Diluted earnings per share	$0.01	$0.01	$0.01	$(0.01)

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the period ended April 30, 2025, 39.72% of the inventories were purchased from Bon Corporation in the amount of $2,155,925.

For the period ended April 30, 2025, 21.58% of the inventories were purchased from Handa Boseki Co., Ltd in the amount of $1,171,293.

 For the period ended April 30, 2025, 16.75% of the inventories were purchased from G-Force, Inc. in the amount of $909,189.

For the period ended April 30, 2025, 13.24% of the inventories were purchased from Osaka Orikomi Co., Ltd in the amount of $718,642.

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

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended April 30, 2025, 32.34% of total revenue was generated from Drone Net.in the amount of $2,804,102.

For the period ended April 30, 2025, 10.27% of total revenue was generated from Marui Bussan in the amount of $890,715.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable from customers totaled $648 as of April 30, 2025 and $902 as of October 31, 2024. No bad debt allowance was provided as of April 30, 2025 and October 31, 2024.

Concentration of Accounts Receivable

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

For the period ended April 30, 2025, 100% of total accounts receivable was owed to the Company by Sanyukai Medical Corp in the amount of $648.

As of October 31, 2024, 100% of total accounts receivable was owed to the Company by Sanyukai Medical Corp in the amount of $902.

NOTE 4 - ADVANCE PAYMENTS AND PREPAID EXPENSES

Advance payments are comprised of the payments for the undelivered products and other deliverables. As of April 30, 2025 and October 31, 2024, the Company had advance payments and other prepaid expenses of $5,041,142 and $4,636,258, respectively. Details of the advance payments as of April 30, 2025 and October 31, 2024 are as follows:

	April 30, 2025	October 31, 2024
Purchase of product from Rogyx Co., Ltd	$80,396	$67,401
Purchase of products from Sankyu Co., Ltd	30,183	28,009
Purchase of products from I’rom Group Co., Ltd	156,485	134,438
Purchase of cryptocurrency miners from Web3 Computing Corp	4,629,305	4,295,746
Other advances and prepaid expenses	144,773	110,654
Totals	$5,041,142	$4,636,258

NOTE 5 - FIXED ASSETS

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended April 30, 2024, the Company purchased additional long-term assets totaling $29,962. The Company is depreciating previously purchased assets over a 1-15 year period once they were put into use. Depreciation expense for the periods ended April 30, 2025 and April 30, 2024 were $34,200 and $27,399, respectively.

During the year ended October 31, 2024, the Company purchased additional long-term assets totaling $1,218,854, including software. The Company is depreciating fixed assets over a 1-39 year period once they were put into use. Depreciation expense for the year ended October 31, 2024 was $1,251,414.

NOTE 6 - ADVANCE RECEIVED

Advance received is the amount the Company received in advance from the customer for their orders placed with us. As of April 30, 2025 advance received in the amount of $722,065 was mainly related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values. As of October 31, 2024, advance received in the amount of $3,391,942 was related to our sales of cryptocurrency miners which represents a large amount in both number of transactions and values.

NOTE 7 - REVENUE

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	Six Months Ended
	April 30,
	2025	2024

Revenues
Product sales	$8,611,796	$10,856,066
Drone imaging/video	36,948	-
Other	22,910	-
Total Revenue Under ASC 606	$8,671,654	$10,856,066

NOTE 8 - RESEARCH & DEVELOPMENT

During the periods ended April 30, 2025 and 2024, the Company incurred research and development expenses of $325,030 and $311,642, respectively, for products the Company intends to offer for sale in the future.

NOTE 9 - INCOME TAXES

For the periods ended April 30, 2025 and 2024, the Company had income tax expense/(credit) of $158,573 and $(79,374), respectively.

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

For the periods ended April 30, 2025 and 2024, the Company’s income tax expenses are as follows:

	Six Months Ended
	April 30,
	2025	2024
Current	$150,348	$231
Deferred	8,225	(79,605)
Total	$158,573	$(79,374)

As of April 30, 2025 and October 31, 2024, the Company had income tax payable of $256,179 and $334,413, respectively.

NOTE 10 - SHAREHOLDERS EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. The authorized Series A Preferred Stock of the Company consists of 100,000,000. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of April 30, 2025 and October 31, 2024.

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

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 11,997,350 and 11,560,350 shares of common stock issued and outstanding as of April 30, 2025 and October 31, 2024, respectively.

During the period ended April 30, 2025, 437,000 shares of common stock were issued to 31 shareholders for proceeds totaling $5,244,000 by an S-1 offering deemed effective on August 23, 2023 and extended to November 2024.

During the year ended October 31, 2024, 743,000 shares of common stock were issued to 43 shareholders for proceeds totaling $8,565,948 by an S-1 offering deemed effective on August 23, 2023 and extended to November 2024.

NOTE 11 - RELATED-PARTY TRANSACTIONS

Loan to the Company

As of April 30, 2025, our CEO and Director, Ryohei Uetaki, has advanced to the Company $49,068 for salary and $458 for expenses. This advance is considered as a loan to the Company, which is unsecured, noninterest-bearing and payable on demand.

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

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. We have six operating leases related to our office space in Tokyo with remaining lease terms of 1 to over 3 years. We recognized $130,409 and $81,956 in operating lease costs for the six months ended April 30, 2025 and April 30, 2024, respectively.

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

	Balance Sheet Classification	April 30, 2025	October 31, 2024

Right-of-use assets	Lease asset long	$612,489	$677,022
Current lease liabilities	Short-term lease liability	189,364	233,160
Non-current lease liabilities	Lease liability long term	445,920	466,643

Maturities of lease liabilities as of April 30, 2025 are as follows:

2025	231,967
2026	88,757
2027	73,087
2028 and beyond	302,412
Total	696,223
Add/(Less): Imputed interest	(60,939)

Present value of lease liabilities	635,284

NOTE 13 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are comprised of trade accounts payable, accrued payroll tax liabilities and accrued expenses. As of April 30, 2025 and October 31, 2024, the Company had accrued expenses and other payables of $338,295 and $1,186,679, respectively. Details of the accrued expenses and other payables as of April 30, 2025 and October 31, 2024 are as follows:

	April 30, 2025	October 31, 2024
Accounts payable, trade	$265,947	$1,109,345
Accounts payable for employees	52,678	63,631
Accrued payroll liabilities	19,670	13,703
Totals	$338,295	$1,186,679

NOTE 14 - SUBSEQUENT EVENTS

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

Our principal executive offices are located at 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 169-0051, Japan.

Liquidity and Capital Resources

As of April 30, 2025 we had cash and cash balance in the amount of $120,263. Currently, our cash balance is sufficient to fund our operations without the need for additional funding.

Revenues

We recorded revenues of $8,671,654 for the six months ended April 30, 2025. We recorded revenues of $10,856,066 for the six months ended April 30, 2024. This decrease in revenues was due mainly to a decrease in the sales of crypto miners.

Net Income

We recorded net income of $314,359 for the six months ended April 30, 2025. We recorded a net loss of $197,986 for the six months ended April 30, 2024. This increase in net income was due mainly to a decrease in the cost of goods sold and a decrease in general and administrative expenses.

Cash flow

For the six months ended April 30, 2025, we had negative cash flows used in operations in the amount of $6,749,870. The decrease in operating cash flow is attributed to a decrease in accounts payable and accruals during this period. For the six months ended April 30, 2025, we had no cash flows used in investing activities. For the six months ended April 30, 2025, we had cash flows from financing activities, totaling $5,244,000, from cash received from the sales of common shares.

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

As of April 30, 2025, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These funds are planned to be used for R&D, marketing and working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended April 30, 2025 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 26, 2020, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

World Scan Project, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer

Dated: September 18, 2025