Form 10-Q/A
period 2025-01-31
World Scan Project, Inc.
filed 2025-09-22
CIK 1813744

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

Explanatory Note: This Amendment No. 1 to the Form 10-Q originally filed on September 18, 2025, is being filed to correct a clerical error in the number of preferred shares issued and outstanding reported in the Stockholders’ Equity tables. In addition, the date of the signature has been updated. No other changes have been made to the original filing.

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

Dated: September 22, 2025